Form 10-K
period 2023-12-31
Fidelity Wise Origin Bitcoin Fund
filed 2024-03-21
CIK 1852317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________________ TO ____________________

Commission File Number 001-41904

Fidelity® Wise Origin® Bitcoin Fund

(Exact name of Registrant as specified in its Charter)

Delaware	86-6606379
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
245 Summer Street V13E Boston, MA	02210
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (800) 343-3548

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Fidelity® Wise Origin® Bitcoin Fund Shares	FBTC	Cboe BZX Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: NoT APPLICABLE

Number of Shares outstanding as of March 15, 2024: 151,600,000

DOCUMENTS INCORPORATED BY REFERENCE: None

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains “forward-looking statements” that generally relate to future events or future performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this Annual Report that address activities, events or developments that will or may occur in the future, including such matters as movements in the digital asset markets and indexes that track such movements, the Trust’s operations, the Sponsor’s plans and references to the Trust’s future success and other similar matters, are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including, without limitation, the risks, uncertainties and other factors we identify in this Annual Report and in our filings with the Securities and Exchange Commission (the “SEC”).

Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this Annual Report, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Consequently, all the forward-looking statements made in this Annual Report are qualified by these cautionary statements, and there can be no assurance that actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of its Shares.

Should one or more of these risks discussed in this Annual Report or other uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those described in forward-looking statements. Forward-looking statements are made based on the Sponsor’s beliefs, estimates and opinions on the date the statements are made and neither the Trust nor the Sponsor is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Moreover, neither the Trust, the Sponsor, nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Investors are therefore cautioned against placing undue reliance on forward-looking statements.

i

PART I

As used below, Bitcoin with an uppercase “B” is used to describe the system as a whole that is involved in maintaining the ledger of bitcoin ownership and facilitating the transfer of bitcoin among parties. When referring to the digital asset within the Bitcoin network, bitcoin is written with a lower case “b.”

Item 1. Business.

Summary

Fidelity Wise Origin Bitcoin Fund (the “Trust”) is a Delaware statutory trust formed on March 17, 2021. The Trust issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of the Trust. The Shares of the Trust are listed on the Cboe BZX Exchange (“Cboe BZX”). FD Funds Management LLC (the “Sponsor”) is the sponsor of the Trust, Delaware Trust Company (the “Trustee”) is the trustee of the Trust, State Street Bank and Trust Company (“State Street” or the “Transfer Agent”) is the Trust’s transfer agent (in such capacity, the “Transfer Agent”) and cash custodian (in such capacity, the “Cash Custodian”), and Fidelity Digital Asset Services, LLC (“FDAS” or the “Custodian”) is the custodian for the Trust, and will hold all of the Trust’s bitcoin on the Trust’s behalf. The operations of the Trust are governed by the Second Amended and Restated Trust Agreement of the Trust, dated December 28, 2023, among the Trustee, the Sponsor, and the shareholders from time to time thereunder (the “Shareholders”), as may be amended from time to time (the “Trust Agreement”). The Trust is an exchange-traded product. When the Trust sells or redeems its Shares, it will do so in blocks of 25,000 Shares (a “Basket”) based on the quantity of bitcoin attributable to each Share of the Trust (net of accrued but unpaid expenses and liabilities).

The Trust’s inception of operation was January 11, 2024. The Trust has not had any operations prior to January 11, 2024, other than matters relating to its organization and the registration of the Shares under the Securities Act of 1933 (the “1933 Act”).

The Sponsor maintains a website www.fidelity.com, through which the Trust’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), can be accessed free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the U.S. Securities and Exchange Commission (the “SEC”). The information on the Trust’s website is not, and shall not be deemed to be, part of this report or incorporated into any other filings we make with the SEC. Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

Investment Objectives and Principal Investment Strategies

Investment Objectives

The Trust’s investment objective is to seek to track the performance of bitcoin, as measured by the performance of the Fidelity Bitcoin Reference Rate (the “Index”), adjusted for the Trust’s expenses and other liabilities. The Index is constructed using bitcoin price feeds from eligible bitcoin spot markets and a volume-weighted median price (“VWMP”) methodology, calculated every 15 seconds based on VWMP spot market data over rolling sixty-minute increments. The Index is designed to reflect the performance of bitcoin in U.S. dollars. In seeking to achieve its investment objective, the Trust will hold bitcoin.

Principal Investment Strategies

In seeking to achieve its investment objective, the Trust will hold bitcoin and will value its Shares daily as of 4:00 p.m. Eastern time (“EST”) using the same methodology used to calculate the Index. All of the Trust’s bitcoin will be held by the Custodian.

The Fidelity Bitcoin Reference Rate is designed to reflect the performance of bitcoin in U.S. dollars. The Index is constructed using bitcoin price feeds from eligible bitcoin spot markets and the VWMP methodology, calculated every 15 seconds based on VWMP spot market data over rolling sixty-minute increments to develop a bitcoin price composite. The Index methodology was developed by Fidelity Product Services LLC (the “Index Provider”) and is monitored by the Fidelity Index Committee (the “Committee”) with the assistance of the Fidelity Digital Asset Indices Advisory Committee. Coin Metrics, Inc. is the third-party calculation agent (“Calculation Agent”) for the Index.

In addition, the Sponsor has the power to change the Trust’s investment objective, Index or investment strategy at any time, without shareholder approval, subject to applicable regulatory requirements.

The Trust provides exposure to the value of bitcoin, and the Shares of the Trust are valued on a daily basis using the same methodology used to calculate the Index. The Trust provides investors with the opportunity to access the market for bitcoin through a traditional brokerage account without the potential barriers to entry or risks involved with holding or transferring bitcoin directly, acquiring it from a bitcoin spot market, or mining it. The Trust is passively managed and does not pursue active management investment strategies. The Trust will custody its bitcoin at an affiliate of the Sponsor, Fidelity Digital Asset Services, LLC, a New York state limited purpose trust company that provides custody and trade execution services for digital assets. The Trust will not invest in derivatives.

Information About Bitcoin, Bitcoin Markets and Regulation of Bitcoin

This section of the Annual Report provides a more detailed description of bitcoin, including information about the historical development of bitcoin, how a person holds bitcoin, how to use bitcoin in transactions, how to trade bitcoin, the spot markets where bitcoin can be bought, held and sold, the bitcoin over-the-counter (“OTC”) market and bitcoin mining.

Bitcoin and the Bitcoin network

Bitcoin is based on the decentralized, open source protocol of a peer-to-peer electronic network. No single entity owns or operates the Bitcoin network. Bitcoin is not issued by governments, banks or any other centralized authority. The infrastructure of the Bitcoin network is collectively maintained on a distributed basis by the network’s participants, consisting of “miners”, who run special software to validate transactions, developers, who maintain and contribute updates to the Bitcoin network’s source code, and users, who download and maintain on their individual computer a full or partial copy of the Bitcoin Blockchain and related software. Anyone can be a user, developer, or miner. The Bitcoin network is accessed through software, and software governs bitcoin’s creation, movement, and ownership. The source code for the Bitcoin network and related software protocol is open-source, and anyone can contribute to its development. The value of bitcoin is in part determined by the supply of, and demand for, bitcoin in the global markets for the trading of bitcoin, market expectations for the adoption of bitcoin as a decentralized store of value, the number of merchants and/or institutions that accept bitcoin as a form of payment, and the volume of peer-to-peer transactions, among other factors.

Bitcoin transaction and ownership records are reflected on the Bitcoin Blockchain. Miners authenticate and bundle bitcoin transactions sequentially into files called “blocks”, which requires performing computational work to solve a cryptographic puzzle set by the Bitcoin network’s software protocol. Because each solved block contains a reference to the previous block, they form a chronological “chain” back to the first bitcoin transaction. Copies of the Bitcoin Blockchain are stored in a decentralized manner on the computers of each individual Bitcoin network full node, i.e., any user who chooses to maintain on their computer a full copy of the Bitcoin Blockchain as well as related software. Each bitcoin is associated with a set of unique cryptographic “keys”, in the form of a string of numbers and letters, which allow whoever is in possession of the private key to assign that bitcoin in a transfer that the Bitcoin network will recognize.

Bitcoin

Bitcoin is a digital asset that can be transferred among participants on the Bitcoin network on a peer-to-peer basis via the Internet. Unlike other means of electronic payments, bitcoin can be transferred without the use of a central administrator or clearing agency. Because a central party is not necessary to administer bitcoin transactions or maintain the bitcoin ledger, the term decentralized is often used in descriptions of bitcoin.

Bitcoin network

Bitcoin was first described in a white paper released in 2008 and published under the name “Satoshi Nakamoto.” The protocol underlying bitcoin was subsequently released in 2009 as open source software and currently operates on a worldwide network of computers.

The first step in using bitcoin for transactions is to download specialized software referred to as a “bitcoin wallet.” A user’s bitcoin wallet can run on a computer or smartphone, and can be used both to send and to receive bitcoin. Within a bitcoin wallet, a user can generate one or more unique “bitcoin addresses,” which are conceptually similar to bank account numbers on the Bitcoin Blockchain and are associated with a pair of public and private keys. After establishing a bitcoin address, a user can send or receive bitcoin from his or her bitcoin address to another user’s address using the public and private keys. Sending bitcoin from one bitcoin address to another is similar in concept to sending a bank wire from one person’s bank account to another person’s bank account.

The amount of bitcoin associated with each bitcoin address is listed in a public ledger, referred to as a “blockchain.” Copies of the Bitcoin Blockchain exist on thousands of computers on the Bitcoin network throughout the Internet. A user’s bitcoin wallet will either contain a copy of the Bitcoin Blockchain or be able to connect with another computer that holds a copy of the Bitcoin Blockchain.

When a bitcoin user wishes to transfer bitcoin to another user, the sender must first request a bitcoin address from the recipient. The sender then uses his or her bitcoin wallet software to create a data packet containing the proposed addition (often referred to as a “transaction”) to the Bitcoin Blockchain. The proposed transaction would reduce the sender’s address and increase the recipient’s address by the amount of bitcoin desired to be transferred, and is sent on a peer-to-peer basis to other computers participating in the Bitcoin network.

Bitcoin Protocol

Bitcoin is an open source project with no official company or group that controls the Bitcoin network, and anyone can review the underlying code and suggest changes. There are, however, a number of individual developers that regularly contribute to a specific distribution of Bitcoin network software known as the “Bitcoin Core,” and who loosely oversee the development of its source code. There are many other compatible versions of Bitcoin network software, but Bitcoin Core is the most widely adopted and currently provides the de facto standard for the Bitcoin protocol. The core developers are able to access, and can alter, the Bitcoin network source code and, as a result, they are responsible for quasi-official releases of updates and other changes to the Bitcoin network’s source code. However, because bitcoin has no central authority, the release of updates to the Bitcoin network’s source code by the core developers does not guarantee that the updates will be automatically adopted by the other participants in the Bitcoin network. Users and miners must accept any changes made to the Bitcoin network source code by downloading the proposed modification of the Bitcoin network’s source code. A modification of the Bitcoin network’s source code is effective only with respect to those bitcoin users and miners who choose to download it. If a modification is accepted by only a percentage of users and miners, a division in the Bitcoin network will occur such that one network will run the pre-modification source code and the other network will run the modified source code. Such a division is known as a “fork.” A modification to the source code becomes part of the Bitcoin network only if accepted by participants collectively having most of the processing power on the Bitcoin network. In recent years, there have been several forks in the Bitcoin network, including, but not limited to, forks resulting in the creation of Bitcoin Cash (August 1, 2017), Bitcoin Gold (October 24, 2017) and Bitcoin SegWit2X (December 28, 2017), among others.

The only digital asset that will be held by the Trust is bitcoin. The Trust has adopted the following procedures to address situations involving a fork that results in the issuance of new cryptocurrency that the Trust may receive. The Trust may receive or claim rights to any digital assets created by a fork of the Bitcoin network that are supported by the Custodian and for which the Trust’s trading counterparties support a secondary market. Before the Trust claims any digital asset resulting from a fork in the Bitcoin network (other than bitcoin), the Trust would need to seek and obtain certain regulatory approvals, including an amendment to the Trust’s registration statement and approval of an application by the Exchange to amend its listing rules. If such approvals are not obtained, the Sponsor will cause the Trust to irrevocably abandon such digital asset. The Trust Agreement requires that, if the Trust receives or claims a forked asset, the Sponsor will cause the forked asset to be sold and have the proceeds distributed to the Shareholders. The Trust is under no obligation to claim the forked asset if doing so will expose the Trust’s (original) bitcoin holdings to risk. Alternatively, the Custodian may not agree to provide the Trust with access to the forked asset.

Bitcoin Transactions

A bitcoin transaction is similar in concept to an irreversible digital check. The transaction contains the sender’s bitcoin address, the recipient’s bitcoin address, the amount of bitcoin to be sent, a transaction fee and the sender’s digital signature. The sender’s use of his or her digital signature enables participants on the Bitcoin network to verify the authenticity of the bitcoin transaction.

A user’s digital signature is generated via usage of the user’s so-called “private key,” one of two numbers in a so-called cryptographic “key pair.” A key pair consists of a “public key” and its corresponding private key, both of which are lengthy alphanumeric codes, derived together and possessing a unique relationship.

Public keys are associated with bitcoin addresses that are publicly known and can accept a bitcoin transfer. Private keys are used to sign transactions that initiate the transfer of bitcoin from a sender’s bitcoin address to a recipient’s bitcoin address. Only the holder of the private key associated with a particular bitcoin address can digitally sign a transaction proposing a transfer of bitcoin from that particular bitcoin address.

A user’s bitcoin address may be safely distributed, but a user’s private key must be kept in accordance with appropriate controls and procedures to ensure it is used only for legitimate and intended transactions. Only by using a private key can a bitcoin user create a digital signature to transfer bitcoin to another user. In addition, if an unauthorized third person learns of a user’s private key, that third person could forge the user’s digital signature and send the user’s bitcoin to any arbitrary bitcoin address, thereby stealing the user’s bitcoin.

The usage of key pairs is a cornerstone of the Bitcoin network. This is because the use of a private key is the only mechanism by which a bitcoin transaction can be signed. If a private key is lost, the corresponding bitcoin is thereafter permanently non-transferable. Moreover, the theft of a private key enables the thief immediate and unfettered access to the corresponding bitcoin. Bitcoin users must therefore understand that in this regard, bitcoin is a bearer asset, similar to cash: that is, the person or entity in control of the private key corresponding to a particular quantity of bitcoin has de facto control of the bitcoin. For large quantities of bitcoin, holders often employ sophisticated security measures.

The Bitcoin network incorporates a system to prevent double spending of a single bitcoin. To prevent the possibility of double-spending a single bitcoin, each validated transaction is recorded, time stamped and publicly displayed in a “block” in the Bitcoin Blockchain, which is publicly available. Thus, the Bitcoin network provides confirmation against double-spending by memorializing every transaction in the Bitcoin Blockchain, which is publicly accessible and downloaded in part or in whole by all users of the Bitcoin network software program.

The process by which bitcoin are created and bitcoin transactions are verified is called mining. To begin mining, a user, or “miner,” can download special mining software, which, like regular Bitcoin network software programs, turns the user’s computer into a “node” on the Bitcoin network. A node may validate transactions and add new blocks of transactions to the Blockchain.

Miners, through the use of the bitcoin software program, engage in a set of prescribed complex mathematical calculations imposed by the Bitcoin network’s software protocol, called “proof of work”, in order to validate proposed transactions and bundle them into a data packet known as a “block”. The first miner who successfully solves the cryptographic puzzle imposed by the Bitcoin network’s software protocol is permitted to add a block of transactions to the Bitcoin Blockchain and is rewarded by a grant of newly-issued bitcoin, known as the “block reward”. Bitcoin is created and allocated by the Bitcoin network protocol and distributed through a “mining” process subject to a strict, well-known issuance schedule. Block rewards for mining are the method by which new bitcoin is issued. The supply of bitcoin is limited to 21 million by the Bitcoin network’s software protocol.

Confirmed and validated bitcoin transactions are recorded in blocks added to the Bitcoin Blockchain. Each block contains the details of some or all of the most recent transactions that are not memorialized in prior blocks, as well as a record of the award of bitcoin to the miner who added the new block. Each unique block can only be solved and added to the Bitcoin Blockchain by one miner; as a result, individual miners and mining pools on the Bitcoin network engage in a competitive process of constantly increasing their computing power to improve their individual likelihood of solving new blocks. As more miners join the Bitcoin network and its processing power increases, or if miners leave the Bitcoin network and its processing power declines, the Bitcoin network adjusts the complexity of a block-solving equation to maintain a predetermined pace of adding a new block to the Bitcoin Blockchain approximately every ten minutes.

Mathematically Controlled Supply

The supply of new bitcoin is mathematically controlled and the number of bitcoin grows at a limited rate pursuant to a pre-set schedule. The number of bitcoin awarded for solving a new block is automatically cut in half after every 210,000 blocks are added to the Bitcoin Blockchain. This is referred to as a “blockhalf.” At the time of this Annual Report, the fixed reward for solving a new block is 6.25 bitcoin per block. This is expected to decrease by half, to become 3.125 bitcoin after the next 210,000 blocks are entered into the Bitcoin network, which is estimated to occur in April 2024. This deliberately controlled rate of bitcoin creation means that the number of bitcoin in existence will increase at a controlled rate until the number of bitcoin in existence reaches the pre-determined amount of 21 million bitcoin. As of November 2023, just over 19.5 million bitcoin has been mined, and estimates of when the 21 million bitcoin limitation will be reached range up to the year 2140. There are websites that keep track of the bitcoin supply and continuously update key information related to bitcoin mining and monitoring, such as the total number of bitcoin in circulation and total bitcoin left to mine before the next blockhalf.

Bitcoin Markets

Bitcoin can be transferred in peer-to-peer transactions through the direct sending of bitcoin over the Bitcoin Blockchain from one bitcoin address to another. Among end-users, bitcoin can be used to pay other members of the Bitcoin network for goods and services. Consumers can also pay merchants and other commercial businesses for goods or services through direct peer-to-peer transactions on the Bitcoin Blockchain or through third-party service providers. Bitcoin has not yet been widely adopted as an accepted form of payment for most goods and services.

In addition to using bitcoin to purchase goods and services, investors may purchase and sell bitcoin to speculate as to the value of bitcoin in the bitcoin market, or as a long-term investment to diversify their portfolio. The value of bitcoin within the market is determined, in part, by the supply of and demand for bitcoin in the global bitcoin market, market expectations for the adoption of bitcoin as a store of value, the number of merchants that accept bitcoin as a form of payment, and the volume of peer-to-peer transactions, among other factors.

Bitcoin spot markets typically permit investors to open accounts with the market and then purchase and sell bitcoin via websites or through mobile applications on a prefunded basis. Prices for trades on bitcoin spot markets are typically reported publicly. An investor opening a trading account must deposit an accepted government-issued currency into their account with the spot market, or a previously acquired digital asset, before they can purchase or sell assets on the spot market. The process of establishing an account with a bitcoin market and trading bitcoin is different from, and should not be confused with, the process of users sending bitcoin from one bitcoin address to another bitcoin address on the Bitcoin Blockchain. This latter process is an activity that occurs on the Bitcoin network, while the former is an activity that occurs entirely within the order book operated by the spot market. The spot market typically records the investor’s ownership of bitcoin in its internal books and records, rather than on the Bitcoin Blockchain. The spot market ordinarily does not transfer bitcoin to the investor on the Bitcoin Blockchain unless the investor makes a request to the exchange to withdraw the bitcoin in his or her exchange account to an off-exchange bitcoin wallet.

Outside of the spot markets, bitcoin can be traded OTC. OTC market participants generally consist of institutional entities, such as firms that offer two-sided liquidity for bitcoin, investment managers, proprietary trading firms, entities with sizeable bitcoin holdings, and family offices, as well as high-net-worth individuals that trade bitcoin on a proprietary basis. The OTC market provides a relatively flexible market in terms of quotes, price, quantity, and other factors, although it tends to involve large blocks of bitcoin. The OTC market has no formal structure and no open-outcry meeting place. Parties engaging in OTC transactions will agree upon a price—often via phone or email—and then one of the two parties will initiate the transaction. For example, a seller of bitcoin could initiate the transaction by sending the bitcoin to the buyer’s bitcoin address. The buyer would then wire U.S. dollars to the seller’s bank account. OTC trades are sometimes hedged and eventually settled with concomitant trades on bitcoin spot markets.

In addition, bitcoin futures and options trading occurs on exchanges in the U.S. regulated by the CFTC. The market for CFTC-regulated trading of bitcoin derivatives has developed substantially. From November 23, 2023 through December 31, 2023, CFTC regulated bitcoin futures represented between $1.13 billion and $2.38 billion in notional trading volume on Chicago Mercantile Exchange on a daily basis and notional volume was never below $3.85 billion and represented over $5.42 billion in open interest for the entirety of the period.

Although bitcoin was the first digital asset, in the ensuing years, the number of digital assets, market participants and companies in the space has increased dramatically. In addition to bitcoin, other well-known digital assets include Ethereum, XRP, bitcoin cash, and Litecoin. The category and protocols are still being defined and evolving. As of December 31, 2023, bitcoin had a total market capitalization of approximately $832 billion and represented approximately 52% of the entire digital asset market.

Regulation of Bitcoin and Government Oversight

As digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies (including FinCEN, SEC, CFTC, FINRA, the Consumer Financial Protection Bureau, the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the IRS and state financial institution regulators) have been examining the operations of digital asset networks, digital asset users and the digital asset spot markets, with particular focus on the extent to which digital assets can be used to launder the proceeds of illegal activities or fund criminal or terrorist enterprises, and the safety and soundness of spot markets or other service-providers that hold digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by digital assets to investors. In addition, federal and state agencies have issued rules or guidance about the treatment of digital asset transactions or requirements for businesses engaged in digital asset activity. As noted previously, the SEC has not asserted regulatory authority over bitcoin or trading or ownership of bitcoin and has not expressed the view that bitcoin should be classified or treated as a security for purposes of U.S. federal securities laws.

The CFTC has regulatory jurisdiction over the bitcoin futures markets. In addition, because the CFTC has determined that bitcoin is a “commodity” under the CEA and the rules thereunder, it has jurisdiction to prosecute fraud and manipulation in the cash, or spot, market for bitcoin. The CFTC has pursued enforcement actions relating to fraud and manipulation involving bitcoin and bitcoin markets. Beyond instances of fraud or manipulation, the CFTC generally does not oversee cash or spot market exchanges or transactions involving bitcoin that do not use collateral, leverage, or financing.

On December 1, 2017, two designated contract markets (“DCMs”) registered with the CFTC self-certified new contracts for bitcoin futures products. DCMs are boards of trades (or exchanges) that operate under the regulatory oversight of the CFTC, pursuant to Section 5 of the Commodity Exchange Act. To obtain and maintain designation as a DCM, an exchange must comply on an initial and ongoing basis with twenty-three Core Principles established in Section 5(d) of the CEA. Among other things, DCMs are required to establish self-regulatory programs designed to enforce the DCM’s rules, prevent market manipulation and customer and market abuses, and ensure the recording and safe storage of trade information. The CFTC engaged in a “heightened review” of the self-certification of bitcoin futures, which required DCMs to enter direct or indirect information sharing agreements with spot market platforms to allow access to trade and trader data; monitor data from cash markets with respect to price settlements and other bitcoin prices more broadly, and identify anomalies and disproportionate moves in the cash markets compared to the futures markets; engage in inquiries, including at the trade settlement level when necessary; and agree to regular coordination with CFTC surveillance staff on trade activities, including providing the CFTC surveillance team with trade settlement data upon request.

Various foreign jurisdictions have adopted, and may continue to, in the near future, adopt laws, regulations or directives that affect the Bitcoin network, the bitcoin markets, and their users, particularly bitcoin spot markets and service providers that fall within such jurisdictions’ regulatory scope. Foreign jurisdictions including Australia, Brazil, Canada, Germany, Dubai, Netherlands, and Sweden have also approved exchange-traded bitcoin products.

The effect of any future regulatory change on the Trust or bitcoin is impossible to predict, but such change could be substantial and adverse to the Trust and the value of the Shares.

NAV

For purposes of calculating the Trust’s net asset value (“NAV”) per Share, the Trust’s holdings of bitcoin will be valued using the same methodology as used to calculate the Index. The Index is constructed using bitcoin price feeds from eligible spot markets and the VWMP methodology, calculated every 15 seconds based on VWMP market data over rolling sixty-minute increments.

The Sponsor believes that use of the Index mitigates against idiosyncratic market risk, as the failure of any individual spot market will not materially impact pricing for the Trust. It also allows the Administrator to calculate the NAV in a manner that significantly deters manipulation.

The Sponsor believes the fact that there are multiple bitcoin spot markets contributing prices to the NAV makes manipulation more difficult in a well-arbitraged and fractured market, as a malicious actor would need to manipulate multiple spot markets simultaneously to impact the NAV, or dramatically skew the historical distribution of volume between the various markets.

Since the Index is intended to represent the U.S. dollar value of one bitcoin every 15 seconds based on VWMP spot market data over rolling sixty-minute increments, malicious actors would need to sustain efforts to manipulate the market over an extended period of time, or would need to replicate efforts multiple times across markets, potentially triggering review. This extended period also supports financial firms that are authorized to purchase or redeem Shares with the Trust (known as “Authorized Participants”) activity by capturing volume over a longer time period, rather than forcing Authorized Participants to mark an individual close or auction. The use of a median price eliminates the ability of outlier prices to impact the NAV, as it systematically excludes those prices from the NAV calculation. The use of a volume-weighted median (as opposed to a traditional median) protects against attempts to manipulate the NAV by executing a large number of low-dollar trades, because any manipulation attempt would have to involve a majority of global spot bitcoin volume in a narrow window to have any influence on the NAV.

The Trust’s NAV per Share is calculated by:

• taking the fair market value of its total assets based on the volume-weighted median price of bitcoin used for the calculation of the Index;

• subtracting any liabilities; and

• dividing that total by the total number of outstanding Shares.

The Administrator calculates the NAV of the Trust once each Exchange trading day. The NAV for a normal trading day will be released after 4:00 p.m. EST. Trading during the core trading session on the Exchange typically closes at 4:00 p.m. EST. However, NAVs are not officially struck until after 4:00 p.m. EST. The pause after 4:00 p.m. EST provides an opportunity for the Sponsor to algorithmically detect, flag, investigate, and correct unusual pricing should it occur. The Sponsor has established a Valuation Committee to carry out the day-to-day fair valuation responsibilities and has adopted policies and procedures to govern the fair valuation process and the activities of the Valuation Committee. If the Valuation Committee determines in good faith that the Index does not reflect an accurate bitcoin price, then the Valuation Committee will instruct the Administrator to employ an alternative method to determine the fair value of the Trust’s assets. In determining an alternative fair value method, the Valuation Committee generally considers such criteria as observable market-based inputs, including market quotations and last sale information from third-party pricing services and/or trading platforms on which bitcoin are traded. The Valuation Committee’s selection of third-party pricing services used considers the qualifications, experience, and history of the pricing services and whether their valuation methodologies and procedures are reasonably designed to produce prices that reflect fair value under the prevailing market conditions. Moreover, the terms of the Trust Agreement do not prohibit the Sponsor from changing the Index or other valuation method used to calculate the net asset value of the Trust. Any such change in the Index or other valuation method could affect the value of the Shares and investors could suffer a substantial loss on their investment in the Trust. In the event of a material change, the Sponsor will notify Shareholders in a prospectus supplement and/or a current report on Form 8-K or in its annual or quarterly reports, as applicable.

In addition, in order to provide updated information relating to the Trust for use by Shareholders and market professionals, a third-party financial data provider will calculate and disseminate throughout the core trading session on each trading day an updated intraday indicative value (“IIV”). The IIV will be calculated based on the Trust’s bitcoin holdings and any other assets expected to comprise that day’s NAV calculation. The third-party financial data provider will use the Blockstream Crypto Data Feed Streaming Level 1 as the pricing source for the spot bitcoin. The Blockstream Crypto Data Feed Streaming Level 1 calculates an average of current bitcoin price levels of the bitcoin trading platforms that are available on its feed. The bitcoin trading platforms included in the Blockstream Crypto Data Feed Streaming Level 1 include Bitflyer, Bitfinex, Binance US, Bitso, Bitstamp, BTSE, CEX IO, Exmo, Gemini, ItBit, LMAX Digital and OK Coin. The Trust will provide an IIV per Share updated every 15 seconds, as calculated by the Exchange or a third-party financial data provider during the Exchange’s regular trading hours of 9:30 a.m. to 4:00 p.m. EST (“Regular Trading Hours). The IIV disseminated during Regular Trading Hours should not be viewed as an actual real-time update of the NAV, which will be calculated only once at the end of each trading day as described herein. The IIV will be widely disseminated on a per Share basis every 15 seconds during Regular Trading Hours through the facilities of the consolidated tape association (CTA) and Consolidated Quotation System (CQS) high speed lines. In addition, the IIV will be available through on-line information services such as Bloomberg and Reuters.

The Trust’s periodic financial statements are prepared in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) and utilize an exchange-traded price from the Trust’s principal market for bitcoin on the Trust’s financial statement measurement date. The Sponsor determines in its sole discretion the valuation sources and policies used to prepare the Trust’s financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). The Trust intends to engage a third-party vendor to obtain a price from a principal market for bitcoin, which will be either the market the Trust normally transacts in for bitcoin or, if the Trust does not normally transact in any market or such market suffers an operational interruption and is unavailable, determined and designated by such third-party vendor daily based on its consideration of several exchange characteristics, including oversight, and the volume and frequency of trades. Under GAAP, such a price is expected to be deemed a Level 1 input in accordance with the ASC Topic 820 because it is expected to be a quoted price in active markets for identical assets or liabilities.

The Sponsor reserves the right to adjust the Share price of the Trust in the future to maintain convenient trading ranges for Shareholders. Any adjustments would be accomplished through stock splits or reverse stock splits. Such splits would decrease (in the case of a split) or increase (in the case of a reverse split) the proportionate NAV per Share, but would have no effect on the net assets of the Trust or the proportionate voting rights of Shareholders or the value of any Shareholder’s investment.

Fees and Expenses

Management Fee

The Trust will pay the Sponsor a unified fee of 0.25% of the Trust’s net assets (the “Sponsor Fee”). The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement. The Sponsor has agreed to waive the entire Sponsor Fee through July 31, 2024. The Administrator will calculate the Sponsor Fee in respect of each day by reference to the Trust’s net asset value. Except for periods during which all or a portion of the Sponsor Fee is being waived, the Sponsor Fee will accrue daily and be payable monthly in bitcoin or cash. To the extent there are any on-chain transaction fees incurred in connection with the transfers of bitcoin to pay the Sponsor Fee, the Sponsor, and not the Trust, shall bear such fees. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor Fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver.

Routine Operational, Administrative and Other Ordinary Expenses

As partial consideration for its receipt of the Sponsor Fee, the Sponsor is obligated under the Trust Agreement to assume and pay all fees and other expenses incurred by the Trust in the ordinary course of its affairs, excluding taxes, but including: (i) the fees of the Trust’s third-party service providers, including the Distributor, the Administrator, the Custodian, the Transfer Agent, the Index Provider and the Trustee, (ii) the fees and expenses related to the listing, quotation or trading of the Shares on the Exchange (including customary legal, marketing and audit fees and expenses), (iii) ordinary course legal fees and expenses, (iv) audit fees, (v) regulatory fees, including, if applicable, any fees relating to the registration of the Shares under the 1933 Act or the 1934 Act, (vi) printing and mailing costs, (vii) costs of maintaining the Trust’s website and (viii) applicable license fees (each, a “Sponsor-paid Expense” and collectively, the “Sponsor-paid Expenses”), provided that any expense that qualifies as an Extraordinary Expense will be deemed to be an Extraordinary Expense and not a Sponsor-paid Expense. There is no cap on the amount of Sponsor-paid Expenses. The Sponsor has also assumed all fees and expenses related to the organization and offering of the Trust and the Shares.

Non Recurring Fees and Expenses

The Trust may incur certain extraordinary, nonrecurring expenses that are not Sponsor-paid Expenses, including, but not limited to, brokerage and transaction costs associated with the sale or transfer of bitcoin, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of Shareholders, any indemnification of the Custodian or other agents, service providers or counterparties of the Trust, extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively, “Extraordinary Expenses”).

Under the terms of each Authorized Participant Agreement, the Authorized Participants will be responsible for any brokerage or transaction costs associated with the sale or transfer of bitcoin incurred in connection with the fulfillment of a creation or redemption order.

To the extent it does not have cash readily available, the Sponsor will cause the transfer or sale of bitcoin in such quantity as may be necessary to permit the payment of Trust expenses and liabilities not assumed by the Sponsor or for payment of cash redemption proceeds to Authorized Participants. A sale or disposition of bitcoin by the Trust, including the transfer of bitcoin to pay expenses of the Trust, will generally be a taxable event to Shareholders (See “United States Federal Income Tax Consequences – Taxation of U.S. Shareholders”). To the extent on-chain transaction fees are incurred in connection with transfers or sales of bitcoin to pay Extraordinary Expenses, the Trust will bear such fees. The Trust will seek to transfer or sell bitcoin at such times and in the smallest amounts required to permit such payments as they become due. With respect to transfers or sales necessary to pay Trust expenses and liabilities that are denominated other than in bitcoin, the amount of bitcoin transferred or sold may vary from time to time depending on the actual sales price of bitcoin relative to the Trust’s expenses and liabilities (e.g., if the price of bitcoin falls, the amount of bitcoin needed to be transferred or sold to pay an expense or liability denominated in U.S. dollars will increase). To the extent the Trust must buy or sell bitcoin, the Trust may do so through a third-party digital asset broker or dealer, including affiliates of the Sponsor and the Custodian. The Sponsor will select third party brokers or dealers that it believes have implemented adequate anti-money laundering (“AML”), know-your-customer (“KYC”) and other legal compliance policies and procedures.

Creation and Redemption of Shares

The Trust creates and redeems Shares from time to time, but only in one or more Baskets. Baskets are only made in exchange for delivery to the Trust or the distribution by the Trust of the amount of cash represented by the Baskets being created or redeemed (the “Basket Deposit”). The amount of cash required in a Basket Deposit (the “Basket Cash Deposit”) is based on the value of the quantity of bitcoin and cash attributable to each Share of the Trust (net of accrued but unpaid Sponsor Fees and any accrued but unpaid Extraordinary Expenses) being created or redeemed determined as of 4:00 p.m. EST on the day the order to create or redeem Baskets is properly received.

Authorized Participants are the only persons that may place orders to create and redeem Baskets. Authorized Participants must be (1) registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions described below and (2) Depository Trust Company (“DTC”) Participants. To become an Authorized Participant, a person must enter into an Authorized Participant Agreement with the Trust’s distributor. As of the Trust’s commencement of operations, Baskets may only be purchased or redeemed by Authorized Participants for cash.

In connection with a Cash Creation Order (as defined below) or Cash Redemption Order (as defined below), an Authorized Participant is responsible for any operational processing and brokerage costs, transfers fees, network fees and stamp taxes (the “Transaction Fee”). The Transaction Fee may be reduced, increased or otherwise changed by the Sponsor. Authorized Participants who make deposits with the Trust in exchange for Baskets receive no fees, commissions or other form of compensation or inducement of any kind from either the Trust or the Sponsor, and no such person will have any obligation or responsibility to the Sponsor or the Trust to effect any sale or resale of Shares.

Certain Authorized Participants and their agents and affiliates are expected to be capable of participating directly in the spot markets. Some Authorized Participants or their agents and affiliates may from time to time buy or sell bitcoin and may profit in these instances. To the extent that the activities of Authorized Participants or their agents and affiliates have a meaningful effect on the bitcoin market, it could affect the price of bitcoin and impact the ability of the Authorized Participants to effectively arbitrage the difference between the price at which the shares trade and the net asset value of the Trust. While the Sponsor currently expects that Authorized Participants’ and their agents’ and affiliates’ direct activities in the bitcoin or securities markets in connection with the creation and redemption activities of the Trust will not significantly affect the price of bitcoin or the Shares, the impact of the activities of the Trust and its Authorized Participants and their agents and affiliates on bitcoin or securities markets is unknown and beyond the control of the Sponsor.

Each Authorized Participant will be required to be registered as a broker-dealer under the 1934 Act and a member in good standing with FINRA, or exempt from being or otherwise not required to be licensed as a broker- dealer or a member of FINRA, and will be qualified to act as a broker or dealer in the states or other jurisdictions where the nature of its business so requires. Certain Authorized Participants may also be regulated under federal and state banking laws and regulations. Each Authorized Participant has its own set of rules and procedures, internal controls and information barriers as it determines is appropriate in light of its own regulatory regime.

The following description of the procedures for the creation and redemption of Baskets is only a summary and a Shareholder should refer to the form of Authorized Participant Agreement for more detail, which is attached to this Annual Report as an exhibit.

Creation Procedures

On any business day, an Authorized Participant may place an order with the Transfer Agent to create one or more Baskets. For purposes of processing creation and redemption orders, a “business day” means any day other than a day when the Exchange is closed for regular trading. Purchase orders must be placed by the close of Regular Trading Hours on the Exchange or an earlier time as determined and communicated by the Sponsor and its agent. A purchase order will be effective on the date it is received in good order by the Transfer Agent (“Purchase Order Date”).

The manner by which creations are made is dictated by the terms of the Authorized Participant Agreement. Creation orders are denominated and settled in cash (“Cash Creation Order”). By placing a Cash Creation Order, an Authorized Participant agrees to facilitate the deposit of cash with the Cash Custodian. If an Authorized Participant fails to consummate the foregoing, the order will be cancelled or delayed until the full cash deposit has been received. An Authorized Participant may not withdraw a creation order without the prior consent of the Sponsor in its discretion.

Following an Authorized Participant’s Cash Creation Order, the Trust’s account at the Cash Custodian must be credited with the Basket Cash Deposit amount by the end of the following business day or such earlier or later time as may be agreed upon by the Authorized Participant and the Sponsor following the Purchase Order Date. Upon receipt of the Basket Cash Deposit amount in the Trust’s account at the Cash Custodian, the Transfer Agent will notify the Distributor, the Authorized Participant, and the Sponsor that the Basket Cash Amount has been deposited. The Sponsor, on behalf of the Trust, will instruct a bitcoin trading counterparty to purchase the amount of bitcoin equivalent in value to the cash deposit amount associated with the creation order, with such purchase transaction prearranged to be executed, in the Sponsor’s reasonable efforts, at the Index price used by the Trust to calculate NAV, taking into account any spread, commissions, or other trading costs on the applicable Purchase Order Date. The resulting bitcoin will be deposited in the Trust’s account with the Bitcoin Custodian. Any slippage incurred (including, but not limited to, any trading fees, spreads, or commissions), on a cash equivalent basis, will be the responsibility of the Authorized Participant and not of the Trust or Sponsor. To the extent the execution price of the bitcoin acquired by the trading counterparty exceeds the cash deposit amount, such cash difference will be the responsibility of the Authorized Participant and not the Trust or Sponsor. The Transfer Agent will then direct DTC to credit the number of Shares created to the Authorized Participant’s DTC account.

Determination of Required Deposits

The amount of the Basket Deposit changes from day to day. On each day that the Exchange is open for regular trading, the Administrator adjusts the quantity of cash constituting the Basket Deposit as appropriate to reflect the value of the Trust’s bitcoin and cash less accrued expenses. The computation is made by the Administrator as promptly as practicable after 4:00 p.m. EST or at an earlier time set forth in the Authorized Participant Agreement or otherwise provided to all Authorized Participants on the date such order is placed in order for the creation of Baskets to be effected based on the NAV of Shares as next determined on such date after receipt of the order in proper form.

The Basket Cash Deposit is an amount of cash that is in the same proportion to the total assets of the Trust, net of accrued expenses and other liabilities, on the Purchase Order Date, as the number of Shares constituting a Basket is in proportion to the total number of Shares outstanding on the Purchase Order Date, plus the amount of any Transaction Fee. The Basket Cash Deposit so determined is communicated via electronic mail message to all Authorized Participants.

To the extent the price at which the Trust executes a bitcoin purchase in connection with a Cash Creation exceeds the amount described in the paragraph above, the Authorized Participant that placed such order will be responsible for any such difference in price. The Sponsor expects that its bitcoin trading counterparties will be able to provide pricing based on the Index price at 4:00 p.m. EST, which would minimize or eliminate any such shortfall. However, there can be no guarantee that the price at which the Trust executes bitcoin trades will be the Index price at 4:00 p.m. EST, and Authorized Participants bear the risk of any such differences in price.

Delivery of Required Deposits

An Authorized Participant who places a purchase order must follow the procedures outlined above under the heading “Creation Procedures”. Upon receipt of the deposit amount by the Cash Custodian the Transfer Agent will direct DTC to credit the number of Shares ordered to the Authorized Participant’s DTC account on the following business day or such later time as may be agreed upon by the Authorized Participant and the Sponsor, following the Purchase Order Date. The Sponsor has the authority to set or modify the cut-off time for purchase orders in order for the creation of Baskets to be effected based on the Index price at 4:00 p.m. EST as next determined on such date after receipt of the order in proper form. For example, the Sponsor may modify the cut-off time in the event of an early market close, perceived capacity constraints from the Trust’s bitcoin trading counterparties, or highly volatile markets. Cut-off times are communicated periodically to Authorized Participants. In circumstances where purchase orders are due before 4:00 p.m. EST, Authorized Participants will not know the total Basket Deposit at the time they submit a purchase order for the Basket. The Trust’s NAV and the price of a Basket Deposit could rise or fall substantially between the time a purchase order is submitted and the time the amount of the purchase price in respect thereof is determined, and the risk of such price movements will be borne solely by the Authorized Participant.

Rejection of Purchase Orders

The Sponsor or its designee has the absolute right, but does not have any obligation, to reject any purchase order or Basket Deposit if the Sponsor determines that:

a.
the purchase order is not in proper form;
b.
the Basket Deposit delivered is not as specified by the Trust through the Sponsor and/or Transfer Agent, and the Sponsor has not consented to acceptance of a deposit that varies from the designated portfolio;
c.
the acceptance of the Basket Deposit would have certain adverse tax consequences to the Trust;
d.
the acceptance of the Basket Deposit would, in the opinion of counsel, be unlawful;
e.
the acceptance of the Basket Deposit would otherwise, in the discretion of the Trust or the Sponsor, have an adverse effect on the Trust or the rights of beneficial owners of the Trust; or
f.
there exist circumstances outside the control of the Trust, the Transfer Agent, or the Sponsor that make it impossible to process purchase orders for all practical purposes.

The Sponsor may in its sole discretion limit the number of Shares created pursuant to purchase orders on any specified day without notice to the Authorized Participants and may direct the Distributor to reject any purchase orders in excess of such capped amount. The Sponsor may choose to limit the number of Shares created pursuant to purchase orders when it deems so doing to be in the best interest of Shareholders. It may choose to do so when it believes the market is too volatile to execute a bitcoin transaction, when it believes the price of bitcoin is being inconsistently, irregularly, or discontinuously published from bitcoin trading venues and other data sources, or when it believes other similar circumstances may create a scenario in which accepting purchase orders would not be in the best interests of the Shareholders. The Sponsor does not believe that the Trust’s ability to arrive at such a determination will have a significant impact on the Shares in the secondary market because it believes that the ability to create Shares would be reinstated shortly after such determination is made, and any entity desiring to create Shares would be able to do so once the ability to create Shares is reinstated. However, it is possible that such a determination would cause the Shares to trade at premiums or discounts relative to the Trust’s NAV on the secondary market if arbitrageurs believe that there is risk that the creation and redemption process is not available, as this process is a component of keeping the price of the Shares on the secondary market closely aligned to the Trust’s NAV.

Neither the Sponsor, nor the Transfer Agent, nor the Trust will be liable for the rejection of any purchase order or Basket Deposit.

Redemption Procedures

The procedures by which an Authorized Participant can redeem one or more Baskets mirror the procedures for the creation of Baskets. On any business day, an Authorized Participant may place an order with the Transfer Agent to redeem one or more Baskets. Redemption orders must be placed by the close of Regular Trading Hours on the Exchange or an earlier time as determined and communicated by the Sponsor and its agent. A redemption order will be effective on the date it is received by the Transfer Agent (“Redemption Order Date”).

The manner by which redemptions are made is dictated by the terms of the Authorized Participant Agreement. Redemption orders are denominated and settled in cash (“Cash Redemption Order”). By placing a Cash Redemption Order, an Authorized Participant agrees to facilitate the deposit of Shares with the Transfer Agent. If an Authorized Participant fails to consummate the foregoing, the order will be cancelled or delayed until the required Shares have been received. An Authorized Participant may not withdraw a redemption order without the prior consent of the Sponsor in its discretion.

In the case of a Cash Redemption Order, the redemption distribution from the Trust consists of a transfer to the Authorized Participant of an amount of cash that is in the same proportion to the total assets of the Trust, net of accrued expenses and other liabilities, on the Redemption Order Date, as the number of Shares to be redeemed under the purchase order is in proportion to the total number of Shares outstanding on the Redemption Order Date. The redemption distribution due from the Trust will be delivered once the Transfer Agent notifies the Cash Custodian, the Distributor and the Sponsor that the Authorized Participant has delivered the Shares represented by the Baskets to be redeemed to the Transfer Agent’s DTC account. If the Transfer Agent’s DTC account has not been credited with all of the Shares of the Baskets to be redeemed, the redemption distribution will be cancelled or delayed until such time as the Transfer Agent confirms receipt of all such Shares.

By placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through DTC’s book-entry system to the Trust by the end of the following business day or such later time as may be agreed upon by the Authorized Participant and the Sponsor following the Redemption Order Date. An Authorized Participant may not withdraw a redemption order without the prior consent of the Sponsor in its discretion.

Determination of Redemption Distribution

The redemption distribution from the Trust will consist of a transfer to the redeeming Authorized Participant of an amount of cash that is determined in the same manner as the determination of Basket Deposits discussed above.

Delivery of Redemption Distribution

Once the Transfer Agent notifies the Custodian, the Cash Custodian, the Distributor and the Sponsor that the Shares have been received in the Transfer Agent’s DTC account, the Administrator instructs the Custodian to transfer the cash amount from the Trust’s Cash Custodian account to the Authorized Participant. For a Cash Redemption Order, the redemption distribution due from the Trust will be sent by the Custodian or Cash Custodian, as applicable, to the Authorized Participant on the following business day or such later time as may be agreed upon by the Authorized Participant and the Sponsor, following the Redemption Order Date if, by 4:00 p.m. EST, on such business day, the Transfer Agent’s DTC account has been credited with the Baskets to be redeemed. If the Transfer Agent’s DTC account has not been credited with all of the Baskets to be redeemed by such time, the redemption distribution will be cancelled or delayed until such time as the Transfer Agent confirms receipt of all such Shares.

Rejection of Redemption Orders

Redemption orders must be made in whole Baskets. The Distributor acting by itself or through the person authorized to take redemption orders in the manner provided in the Authorized Participant Agreement may, in its sole discretion, reject any redemption order (1) the Sponsor determines not to be in proper form or (2) if requested by the Distributor, the Authorized Participant fails to deliver or execute supporting documentation evidencing ownership or the Authorized Participant’s right to deliver sufficient Shares.

Suspension of Orders

The Sponsor may, in its discretion, suspend redemption or creation transactions during any period when the transfer books of the Transfer Agent are closed or if circumstances outside the control of the Sponsor or its delegate make it for all practicable purposes not feasible to process Redemption Orders or for any other reason at any time or from time to time. For example, the Sponsor may determine that it is necessary to suspend redemptions to allow for the orderly liquidation of the Trust’s assets. If the Sponsor has difficulty liquidating the Trust’s positions, e.g., because of a market disruption event or an unanticipated delay in the liquidation of a position in an over-the-counter contract, it may be appropriate to suspend creations and redemptions until such time as such circumstances are rectified. Neither the Distributor, the person authorized to take redemption orders in the manner provided in the Authorized Participant Agreement, nor the Custodian will be liable to any person or in any way for any loss or damages that may result from any such suspension or postponement.

Any such suspension may cause to price of the Shares to deviate more significantly from the Trust’s NAV per Share than would be the case if such suspension had not occurred. The Trust will notify Shareholders of any such suspension in a prospectus supplement and/or a current report on Form 8-K or in its annual or quarterly reports.

Creation and Redemption Transaction Fees

In connection with a Cash Creation Order or Cash Redemption Order, an Authorized Participant is responsible for the Transaction Fee, which consist of the operational processing and brokerage costs, transfers fees, network fees and stamp taxes. The Transaction Fee may be reduced, increased or otherwise changed by the Sponsor.

Tax Responsibility

Authorized Participants are responsible for any transfer tax, sales or use tax, stamp tax, recording tax, value added tax or similar tax or governmental charge applicable to the creation or redemption of baskets, regardless of whether or not such tax or charge is imposed directly on the Authorized Participant, and agree to indemnify the Sponsor and the Trust if they are required by law to pay any such tax, together with any applicable penalties, additions to tax and interest thereon.

Secondary Market Transactions

As noted, the Trust will create and redeem Shares from time to time, but only in one or more Baskets. The creation and redemption of baskets are only made in exchange for delivery to the Trust or the distribution by the Trust of the amount of cash equal to the number of Shares included in the Baskets being created or redeemed determined on the day the order to create or redeem Baskets is properly received.

As discussed above, Authorized Participants are the only persons that may place orders to create and redeem Baskets. Authorized Participants must be registered broker-dealers or other securities market participants, such as banks and other financial institutions that are not required to register as broker-dealers to engage in securities transactions. An Authorized Participant is under no obligation to create or redeem Baskets, and an Authorized Participant is under no obligation to offer to the public Shares of any Baskets it does create.

Authorized Participants that do offer to the public Shares from the Baskets they create will do so at per-Share offering prices that are expected to reflect, among other factors, the trading price of the Shares on the Exchange, the NAV of the Trust at the time the Authorized Participant purchased the Baskets, the NAV of the Shares at the time of the offer of the Shares to the public, the supply of and demand for Shares at the time of sale, and the liquidity of bitcoin. Baskets are generally redeemed when the price per Share is at a discount to the NAV per Share. Shares initially comprising the same basket but offered by Authorized Participants to the public at different times may have different offering prices. An order for one or more Baskets may be placed by an Authorized Participant on behalf of multiple clients. Authorized Participants who make deposits with the Trust in exchange for Baskets receive no fees, commissions or other forms of compensation or inducement of any kind from either the Trust or the Sponsor and no such person has any obligation or responsibility to the Sponsor or the Trust to effect any sale or resale of Shares.

Shares are expected to trade in the secondary market on the Exchange. Shares may trade in the secondary market at prices that are lower or higher relative to their NAV per Share. The amount of the discount or premium in the trading price relative to the NAV per Share may be influenced by various factors, including the number of Shareholders who seek to purchase or sell Shares in the secondary market and the liquidity of bitcoin.

Selling Commission

Retail investors may purchase and sell Shares through traditional brokerage accounts. Investors are expected to be charged a customary commission by their brokers in connection with purchases of Shares that will vary from investor to investor. Investors are encouraged to review the terms of their brokerage accounts for applicable charges. The price at which an Authorized Participant sells a Share may be higher or lower than the price paid by such Authorized Participant in connection with the creation of such Share in a Creation Unit.

Employees

The Trust has no employees.

United States Federal Income Tax Consequences

The following discussion describes the material U.S. federal income tax consequences associated with the purchase, ownership and disposition of Shares by a U.S. Shareholder (as defined below), and certain U.S. federal income consequences that may apply to an investment in Shares by a Non-U.S. Shareholder (as defined below). The discussion below is based on the U.S. Internal Revenue Code of 1986 (the “Code”), Treasury Regulations promulgated thereunder and judicial and administrative interpretations of the Code, all as in effect on the date of this Annual Report and all of which are subject to change either prospectively or retroactively. The tax treatment of Shareholders may vary depending upon their own particular circumstances. Except where noted, this discussion only deals with Shares held as capital assets (generally, property held for investment), and does not address special situations, including those of banks, financial institutions, insurance companies, regulated investment companies, real estate investment trusts, dealers in securities, currencies, or commodities, tax-exempt organizations, tax-exempt or tax-advantaged retirement plans or accounts, traders using a mark-to-market method of accounting, entities that are partnerships for U.S. federal income tax purposes, persons holding Shares as a position in a “hedging,” “straddle,” “conversion,” “constructive sale” or other integrated transaction for U.S. federal income tax purposes, persons whose “functional currency” is not the U.S. dollar, persons required for U.S. federal income tax purposes to accelerate the recognition of any item of gross income with respect to the Shares as a result of such income being recognized on an applicable financial statement, or persons subject to the federal alternative minimum tax. Moreover, the discussion below does not address the effect of any state, local or foreign tax law consequences that may apply to an investment in Shares. Purchasers of Shares are urged to consult their own tax advisers with respect to all federal, state, local and foreign tax law considerations potentially applicable to their investment in Shares.

For purposes of this discussion, a “U.S. Shareholder” is a Shareholder that is:

• an individual who is treated as a citizen or resident of the United States for U.S. federal income tax purposes;

• a corporation (or entity treated as a corporation for U.S. federal income tax purposes) created or organized in or under the laws of the United States, any state thereof or the District of Columbia;

• an estate, the income of which is includible in gross income for U.S. federal income tax purposes regardless of its source; or

• a trust, if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more United States persons have the authority to control all substantial decisions of the trust.

If a partnership or other entity or arrangement treated as a partnership for U.S. federal income tax purposes holds Shares, the tax treatment of a partner generally depends upon the status of the partner and the activities of the partnership. If you are a partner of a partnership holding Shares, the discussion below may not be applicable and we urge you to consult your own tax adviser for the U.S. federal income tax implications of the purchase, ownership and disposition of such Shares.

Taxation of the Trust

The Sponsor and the Trustee will treat the Trust as a “grantor trust” for U.S. federal income tax purposes. Assuming that the Trust is a grantor trust (and the following discussion assumes such classification), the Trust itself should not be subject to U.S. federal income tax. Instead, the Trust’s income and expenses should “flow through” to the Shareholders, and the Trustee will report to Shareholders and the IRS on that basis.

Taxation of U.S. Shareholders

Each Shareholder will be treated, for U.S. federal income tax purposes, as if it directly owned a pro rata share of the underlying assets held in the Trust. A Shareholder also will be treated as if it directly received its respective pro rata share of the Trust’s income, if any, and as if it directly incurred its respective pro rata share of the Trust’s expenses, subject to some specialized allocation rules for widely held fixed investment trusts (“WHFITs”). The WHFIT rules generally allocate Trust items based on distributions. In the case of a Shareholder that acquires Shares as part of the creation of a Basket in cash, the delivery of cash to the Trust in exchange for a pro rata share of the underlying bitcoin represented by the Shares and the additional bitcoin purchased with the cash will not be a taxable event to the Shareholder, and the Shareholder’s tax basis and holding period for the Shareholder’s pro rata share of the bitcoin held in the Trust will be based upon the amount of cash contributed and the date that the Trust purchased the bitcoin with the cash. For purposes of this discussion, and unless stated otherwise, it is assumed that all of a Shareholder’s Shares are acquired on the same date and at the same price per Share. Shareholders that hold multiple lots of Shares, or that are contemplating acquiring multiple lots of Shares, should consult their own tax advisers as to the determination of the tax basis and holding period for the underlying bitcoin related to such Shares.

Current IRS guidance on the treatment of convertible virtual currencies classifies bitcoin as “property” that is not currency for U.S. federal income tax purposes and clarifies that bitcoin can be held as a capital asset, but it does not address several other aspects of the U.S. federal income tax treatment of bitcoin. Because bitcoin is a new technological innovation, the U.S. federal income tax treatment of bitcoin or transactions relating to investments in bitcoin may evolve and change from that discussed below, possibly with retroactive effect. In this regard, the IRS has indicated that it has made it a priority to issue additional guidance related to the taxation of virtual currency transactions, such as transactions involving bitcoin. While the IRS has started to issue such additional guidance, whether any future guidance will adversely affect the U.S. federal income tax treatment of an investment in bitcoin or in transactions relating to investments in bitcoin is unknown. Moreover, future developments that may arise with respect to digital currencies may increase the uncertainty with respect to the treatment of digital currencies for U.S. federal income tax purposes.

The Trust expects to sell or use bitcoin to pay certain expenses of the Trust or to fund cash redemptions if and when applicable. If the Trust sells bitcoin (for example to generate cash to pay fees or expenses) or is treated as selling bitcoin (for example by using bitcoin to pay fees or expenses), a Shareholder will generally recognize gain or loss in an amount equal to the difference between (a) the Shareholder’s pro rata share of the amount realized by the Trust upon the sale and (b) the Shareholder’s tax basis for its pro rata share of the bitcoin that was sold. A Shareholder’s tax basis for its share of any bitcoin sold by the Trust will generally be a pro rata portion of the Shareholder’s total tax basis for its share of all of the bitcoin held in the Trust. After any such sale, a Shareholder’s tax basis for its pro rata share of the bitcoin remaining in the Trust should be equal to its tax basis for its share of the total amount of the bitcoin held in the Trust immediately prior to the sale less the portion of such basis allocable to its share of the bitcoin that was sold.

Upon a Shareholder’s sale of some or all of its Shares, the Shareholder will be treated as having sold the pro rata share of the bitcoin held in the Trust at the time of the sale that is attributable to the Shares sold. Accordingly, the Shareholder generally will recognize gain or loss on the sale in an amount equal to the difference between (a) the amount realized pursuant to the sale of the Shares, and (b) the Shareholder’s tax basis for the pro rata share of the bitcoin held in the Trust at the time of sale that is attributable to the Shares sold, as determined in the manner described in the preceding paragraph. A selling Shareholder may recognize additional gain or loss recognized by the Trust attributable to the portion of the year the Shares were held. Based on current IRS guidance, such gain or loss (as well as any gain or loss realized by a Shareholder on account of the Trust selling bitcoin) will generally be long-term capital gain or loss if the Shareholder has a holding period of greater than one year in its pro rata share of the bitcoin that was sold and otherwise will be short-term capital gain or loss.

Such sales of bitcoin to fund cash redemptions are expected to result in gains and losses with such gains and losses expected to be treated as incurred by the Shareholder that is being redeemed. These gains or losses generally would equal the difference between the amount realized from the sale of the bitcoin and the Shareholder’s tax basis for the portion of the Shareholder’s pro rata share of the bitcoin held in the Trust that is sold to fund the redemption, as determined in the manner described above. A redemption of some or all of a Shareholder’s Shares in exchange for the cash received from such sale is not expected to be treated as a separate taxable event for the Shareholder.

A redemption of some or all of a Shareholder’s Shares in exchange for the underlying bitcoin represented by the Shares redeemed generally will not be a taxable event to the Shareholder. The Shareholder’s tax basis and holding period for the bitcoin received in the redemption generally will be the same as the Shareholder’s tax basis and holding period for the pro rata share of the bitcoin held in the Trust immediately prior to the redemption that is attributable to the Shares redeemed. A Shareholder’s tax basis for bitcoin received in a redemption generally will be the same as the Shareholder’s tax basis for the portion of the Shareholder’s pro rata share of the bitcoin held in the Trust immediately prior to the redemption that is attributable to the Shares redeemed. The Shareholder’s holding period for the bitcoin received generally will include the period during which the Shareholder held the Shares being redeemed. A subsequent sale of the bitcoin received the Shareholder generally will be a taxable event.

After any sale or redemption of less than all of a Shareholder’s Shares, the Shareholder’s tax basis for its pro rata share of the bitcoin held in the Trust immediately after such sale or redemption generally will be equal to its tax basis in its share of the total amount of the bitcoin held in the Trust immediately prior to the sale or redemption, less the portion of such basis which is taken into account in determining the amount of gain or loss recognized by the Shareholder upon such sale or, in the case of a redemption, that is treated as the basis of the bitcoin received by the Shareholder in the redemption.

Except for cash temporarily held to pay Trust expenses, to facilitate redemption transactions, or received in creation transactions, the Trust will only invest in bitcoin. The Trust will receive or claim rights to any digital assets created by a fork of the Bitcoin network that are supported by the Custodian and for which the Trust’s trading counterparties support a secondary market. Under current IRS guidance, a hard fork resulting in the receipt of new units of cryptocurrency is a taxable event giving rise to ordinary income equal to the value of the new cryptocurrency. The Trust Agreement requires that, if the Trust receives or claims a forked asset, the Trust will as soon as possible direct the Custodian to distribute the non-bitcoin asset in-kind to the Sponsor, as agent for the Shareholders, and the Sponsor will arrange to sell such forked asset and for the proceeds to be distributed to the Shareholders. Such a sale will give rise to gain or loss, for U.S. federal income tax purposes, if the amount realized on the sale differs from the value of the new forked or air dropped asset at the time it was received by the Trust. A hard fork may therefore give rise to additional tax liabilities for Shareholders.

3.8% Tax on Net Investment Income

Certain U.S. Shareholders, who are individuals, are required to pay a 3.8% tax on the lesser of the excess of their modified adjusted gross income over a threshold amount ($250,000 for married persons filing jointly and $200,000 for single taxpayers) or their “net investment income,” which generally includes capital gains from the disposition of property. This tax is in addition to any capital gains taxes due on such investment income. A similar tax applies to estates and trusts. U.S. Shareholders should consult their own tax advisers regarding the effect, if any, this tax may have on their investment in the Shares.

Brokerage Fees and Trust Expenses

Any brokerage or other transaction fee incurred by a Shareholder in purchasing Shares will be treated as part of the Shareholder’s tax basis in the underlying assets of the Trust. Similarly, any brokerage fee incurred by a Shareholder in selling Shares will reduce the amount realized by the Shareholder with respect to the sale.

Shareholders will be required to recognize the full amount of gain or loss upon a sale or deemed sale of bitcoin by the Trust (as discussed above), even though some or all of the proceeds of such sale are used by the Trustee to pay Trust expenses. Shareholders may deduct their respective pro rata shares of each expense incurred by the Trust to the same extent as if they directly incurred the expense. However, most trust expenses are expected to result in miscellaneous itemized deductions, and noncorporate taxpayers generally are not allowed any deduction with respect to miscellaneous itemized deductions for tax years beginning after December 31, 2017 and before January 1, 2026. For tax years beginning after December 31, 2025, noncorporate taxpayers may deduct certain miscellaneous itemized deductions only to the extent they exceed in the aggregate 2% of the taxpayer’s adjusted gross income.

Investment by Certain Retirement Plans

Individual retirement accounts (“IRAs”) and participant-directed accounts under tax-qualified retirement plans are limited in the types of investments they may make under the Code. Potential purchasers of Shares that are IRAs or participant-directed accounts under a Code section 401(a) plan should consult with their own tax advisors as to the tax consequences of a purchase of Shares.

United States Information Reporting and Backup Withholding; Tax Return Reporting for Cryptocurrency

The Trustee will file certain information returns with the IRS, and provide certain tax-related information to Shareholders, in connection with the Trust. To the extent required by applicable regulations, each Shareholder will be provided with information regarding its allocable portion of the Trust’s annual income, expenses, gains and losses (if any). A U.S. Shareholder may be subject to United States backup withholding tax in certain circumstances unless it provides its taxpayer identification number and complies with certain certification procedures. Non-U.S. Shareholders may have to comply with certification procedures to establish that they are not a United States person, and some Non-U.S. Shareholders may be required to meet certain information reporting or certification requirements imposed by Code requirements popularly referred to as “FATCA” in order to avoid certain information reporting and withholding tax requirements.

The amount of any backup withholding will be allowed as a credit against a Shareholder’s U.S. federal income tax liability and may entitle the Shareholder to a refund, provided that the required information is furnished to the IRS in a timely manner.

Individual U.S. Shareholders will be required to report on their federal income tax return the receipt, acquisition, sale, or exchange of any financial interest in virtual currency, which includes a Shareholder’s interest in bitcoin held by the Trust.

Taxation of Authorized Participants

If an Authorized Participant invests in the Trust on its own behalf, the Authorized Participant will generally recognize income, gain, loss or deduction as described for U.S. Shareholders. If an Authorized Participant is acting as agent for one or more other persons, who are the beneficial owners of the Shares, the Authorized Participant will be obligated to issue an information statement to the beneficial owners, who will recognize the consequences described above for U.S. Shareholders.

Taxation in Jurisdictions Other Than the United States

Prospective purchasers of Shares that are based in or acting out of a jurisdiction other than the United States are advised to consult their own tax advisers as to the tax consequences under the laws of such jurisdiction (or any other jurisdiction other than the United States in which they are subject to taxation) of their purchase, holding, sale and redemption of or any other dealing in Shares and, in particular, as to whether any value added tax, other consumption tax or transfer tax is payable in relation to such purchase, holding, sale, redemption or other dealing.

The foregoing is only a general summary of the material U.S. federal income tax consequences associated with the purchase, ownership and disposition of Shares by a U.S. Shareholder. Each prospective Shareholder should consult the Shareholder’s own tax advisor concerning the U.S. federal, state, local, and non-U.S. tax considerations relevant to an investment in Shares in the Shareholder’s particular tax situation.

PROSPECTIVE SHAREHOLDERS ARE URGED TO CONSULT THEIR LEGAL AND TAX ADVISERS BEFORE DECIDING WHETHER TO INVEST IN THE SHARES OF THE TRUST.

Purchases by Employee Benefit Plans

The Employee Retirement Income Security Act of 1974 (“ERISA”) and/or Section 4975 of the Code impose certain requirements on: (i) employee benefit plans and certain other plans and arrangements, including individual retirement accounts and annuities, Keogh plans and certain collective investment funds or insurance company general or separate accounts in which such plans or arrangements are invested, that are subject to Title I of ERISA and/or Section 4975 of the Code (collectively, “Plans”); and (ii) persons who are fiduciaries with respect to the investment of assets treated as “plan assets” within the meaning of U.S. Department of Labor (the “DOL”) regulation 29 C.F.R. § 2510.3-101, as modified by Section 3(42) of ERISA (the “Plan Assets Regulation”), of a Plan. Investments by Plans are subject to the fiduciary requirements and the applicability of prohibited transaction restrictions under ERISA and the Code. It is anticipated that the Shares will constitute “publicly-held offered securities” as defined in the Department of Labor Regulations § 2510.3-101(b)(2). Accordingly, Shares purchased by a Plan, and not the Plan’s interest in the underlying bitcoins held in the Trust represented by the Shares, should be treated as assets of the Plan, for purposes of applying the “fiduciary responsibility” and “prohibited transaction” rules of ERISA and the Code.

“Governmental plans” within the meaning of Section 3(32) of ERISA, certain “church plans” within the meaning of Section 3(33) of ERISA and “non-U.S. plans” described in Section 4(b)(4) of ERISA, while not subject to the fiduciary responsibility and prohibited transaction provisions of Title I of ERISA or Section 4975 of the Code, may be subject to any federal, state, local, non-U.S. or other law or regulation that is substantially similar to the foregoing provisions of ERISA and the Code. Fiduciaries of any such plans are advised to consult with their counsel prior to an investment in the Shares.

In contemplating an investment of a portion of Plan assets in the Shares, the Plan fiduciary responsible for making such investment should carefully consider, taking into account the facts and circumstances of the Plan, Risk Factors and whether such investment is consistent with its fiduciary responsibilities. The Plan fiduciary should consider, among other issues, whether: (1) the fiduciary has the authority to make the investment under the appropriate governing plan instrument; (2) the investment would constitute a direct or indirect non-exempt prohibited transaction with a “party in interest” or “disqualified person” within the meaning of ERISA and Section 4975 of the Code respectively; (3) the investment is in accordance with the Plan’s funding objectives; and (4) such investment is appropriate for the Plan under the general fiduciary standards of investment prudence and diversification, taking into account the overall investment policy of the Plan, the composition of the Plan’s investment portfolio and the Plan’s need for sufficient liquidity to pay benefits when due. When evaluating the prudence of an investment in the Shares, the Plan fiduciary should consider the DOL’s regulation on investment duties, which can be found at 29 C.F.R. § 2550.404a-1.

Item 1A. Risk Factors.

As a smaller reporting company, the Trust is not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

The Sponsor, FMR LLC, and their respective affiliates operating as a business organization (collectively, “Fidelity”) and its Enterprise Cybersecurity organization, on behalf of the Trust, have established a comprehensive risk management program, which includes processes to identify, assess, and manage cybersecurity risks, including material risks from cybersecurity threats, and to put in place appropriate controls to mitigate these risks and reduce the potential impact to the Trust and its Shareholders. The Trust does not have any employees and relies upon Fidelity and its Enterprise Cybersecurity organization for the Trust’s day-to-day operations and to establish strategies, policies, and standards for the security of, and operations in, cyberspace.

The Trust depends on and engages various third parties, including suppliers, vendors, and service providers, to operate its business. Through its vendor management program, and on behalf of the Trust, Fidelity oversees and identifies risks from cybersecurity threats associated with the use of third-party service providers. This vendor oversight program includes periodic reviews of the cybersecurity controls of third-party service providers. The frequency of such reviews is generally based on the nature of Trust’s information processed by the vendor and the vendor’s criticality to business operations.

On behalf of the Trust, Fidelity engages third-party consultants to assess, identify, and/or manage material risks from cybersecurity threats. For example, Fidelity engages third-party consultants to perform audits of its cybersecurity measures and risk management processes, including those applicable to Trust. Fidelity has also hired qualified independent assessors to review applicable security controls in accordance with the American Institute of Certified Public Accountant’s System and Organization Controls assurance programs. Additionally, Fidelity utilizes third-party consultants with specific areas of cybersecurity expertise to review and report on various aspects of its cybersecurity program, including those applicable to the Trust. The results of these consulting engagements are shared with the Sponsor as part of periodic reports.

Fidelity’s Enterprise Cybersecurity organization has a threat intelligence program which monitors for emerging cyber threats. Taking information gathered from public and private sources, including industry groups such as the U.S. Cybersecurity and Infrastructure Security Agency and the Financial Services Information Sharing and Analysis Center, the organization analyzes such information and incorporates tactics, techniques, and procedures into the program’s security monitoring and detection tools and processes.

The potential impact of risks from cybersecurity threats on the Trust are assessed on an ongoing basis, and how such risks could materially affect the Trust’s business strategy, operational results, and financial condition are regularly evaluated. During the reporting period, the Sponsor did not identify any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Trust, including its day-to-day operations, financial condition, and business strategies. In conjunction with Fidelity’s Enterprise Cybersecurity, the Sponsor, on behalf of the Trust, participates in regular testing of applicable incident response processes to ensure appropriate escalation, mitigation, communication and reporting processes are in place.

The Sponsor provides strategic oversight regarding cybersecurity risks and threats. The Sponsor’s Compliance and Risk Management Committee (“CRMC”) comprised of various officers of the Sponsor and the broader Fidelity organization receives and reviews periodic reports from senior executives in Fidelity’s enterprise cybersecurity organization, including Fidelity’s Chief Information Security Officer (“CISO”) and members of the CISO’s staff. These reports contain information about risks from cybersecurity threats, including the results of recent independent reviews of the cybersecurity program, summaries of recent cybersecurity threat intelligence assessments, progress on key initiatives and strategies, and updates on recent regulatory activities, including new regulations and examinations.

The CRMC is responsible for assessing and managing material risks from cybersecurity threats. In connection with the Trust’s reliance on Fidelity and its Enterprise Cybersecurity organization, the CRMC relies on the cybersecurity expertise of Fidelity's CISO and members of the CISO's staff to assist in assessing and managing the Trust’s material risks from cybersecurity threats. The CISO has over twenty years of experience in technology and information security and has served as Fidelity’s CISO since May 2021.

Management of the Sponsor is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents impacting the Trust, including through the receipt of notifications from service providers and reliance on communications with risk management, legal, information technology, and/or compliance personnel of Fidelity. The Sponsor is also made aware of material cybersecurity incidents which impact the Trust.

Item 2. Properties.

Not applicable.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

a) The Shares of the Trust are listed in the accompanying table. The date the Shares of the Trust began trading, their symbols and their primary listing exchange are indicated below:

Trust	Commencement of Operations	Ticker Symbol	Name of each exchange on which registered
Fidelity Wise Origin Bitcoin Fund	January 11, 2024	FBTC	Cboe BZX Exchange

The number of holders of the Shares of the Trust as of December 31, 2023 was one.

The Trust made no distributions to Shareholders during the period November 30, 2023 (seeding date) through December 31, 2023. The Trust has no obligation to make periodic distributions to Shareholders.

On November 30, 2023, FMR Capital, Inc. (the “Seed Capital Investor”), an affiliate of the Sponsor, purchased 1 Share at a per-Share price of $40.00 (the “Seed Share”) in a transaction exempt from registration under Section 4(a)(2) of the 1933 Act. Delivery of the Seed Share was made on November 30, 2023. Total proceeds to the Trust from the sale of the Seed Share was $40.00. On January 9, 2024, the Seed Share was redeemed for cash.

b) As of December 31, 2023, no Shares of the Trust were registered under the 1933 Act. Accordingly, as of December 31, 2023 the Trust has not received any proceeds from the sale of registered securities.

c) From October 31, 2023 through December 31, 2023, no other Shares were purchased or redeemed.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, our audited financial statements and related notes included elsewhere in this Annual Report, which have been prepared in accordance with GAAP. The following discussion may contain forward-looking statements based on assumptions we believe to be reasonable. Our actual results could differ materially from those discussed in these forward-looking statements.

Overview of the Trust

The business and operations of the Trust are described above under Part I, Item I under the heading “Business”, which is incorporated into this Item by reference.

Results of Operations for the Period November 30, 2023 (seeding date) to December 31, 2023

In connection with the initial seeding of the Trust prior to the effectiveness of On November 30, 2023, FMR Capital, Inc., an affiliate of the Sponsor, purchased 1 Share at a per-Share price of $40.00 in a transaction exempt from registration under Section 4(a)(2) of the 1933 Act. Delivery of the Seed Share was made on November 30, 2023. Total proceeds to the Trust from the sale of the Seed Share was $40.00.

During the period November 30, 2023 (seeding date) to December 31, 2023, the Trust had not commenced operations other than matters relating to its organization and the registration of the Shares under the 1933 Act. During this period, the only Share issued was the Seed Share. In addition, the Trust did not purchase any bitcoin or other assets during the period November 30, 2023 (seeding date) to December 31, 2023, nor were there disbursements of cash from the Trust during this reporting period. Furthermore, the Trust did not receive any revenue or capital gains (losses), or incur any expenses during this reporting period. The Trust commenced investment operations on January 11, 2024.

Expenses incurred during the period November 30, 2023 (seeding date) to December 31, 2023 in connection with the organization of the Trust and the initial offering costs of the Shares were borne by the Sponsor and will not be subject to reimbursement by the Trust.

Cash Resources and Liquidity

The Trust does not hold a cash balance except in connection with the creation and redemption of Baskets or to pay expenses not assumed by the Sponsor. To the extent the Trust does not have available cash to facilitate redemptions or pay expenses not assumed by the Sponsor, the Trust will sell bitcoin. When selling bitcoin on behalf of the Trust, the Sponsor endeavors to minimize the Trust’s holdings of assets other than bitcoin. As a consequence, the Sponsor expects that the Trust will have an immaterial amount of cash flow from its operations and that its cash balance will be insignificant at the end of each reporting period. The Trust’s only sources of cash are proceeds from the sale of Baskets and bitcoin. The Trust will not borrow to meet liquidity needs.

In exchange for the Sponsor Fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. The Sponsor contractually waived the Sponsor Fee until July 31, 2024, and will accrue at an annual rate of 0.25% of the Trust’s net assets beginning thereafter. As a result, the only ordinary expense of the Trust is expected to be the Sponsor Fee. The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs. See Part I, Item I under the heading “Business – Fees and Expenses” for an additional discussion of the Trust’s fees and expenses.

Off Balance Sheet Arrangements and Contractual Obligations

The Trust has not used, nor does it expect to use in the future, special purpose entities to facilitate off balance sheet financing arrangements and have no loan guarantee arrangements or off balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services for the Trust. While the Trust’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Trust’s financial position.

Sponsor Fee payments made to the Sponsor are calculated as a fixed percentage of the Trust’s net assets. As such, the Sponsor cannot anticipate the payment amounts that will be required under these arrangements for future periods as the Trust’s net assets are not known until a future date.

Critical Accounting Policies and Estimates

The financial statements and accompanying notes are prepared in accordance with GAAP. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, the Trust is not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of Fidelity Wise Origin Bitcoin Fund

Opinion on the Financial Statements

We have audited the accompanying statement of assets and liabilities of Fidelity Wise Origin Bitcoin Fund (the “Trust”) as of December 31, 2023, and the related statements of operations, changes in net assets and cash flows, including the related notes, for the period November 30, 2023 (seeding date) through December 31, 2023 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2023, the results of its operations, changes in its net assets and its cash flows for the period November 30, 2023 (seeding date) through December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Sponsor’s management. Our responsibility is to express an opinion on the Trust’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 21, 2024

We have served as the Trust’s auditor since 2023.

Fidelity Wise Origin Bitcoin Fund

Statement of Assets and Liabilities

December 31, 2023
Assets
Cash	$40
Total assets	$40

Liabilities	$—

Net Assets
Common Shares, no par value (unlimited shares authorized) 1 share issued and outstanding	$—
Paid-In-Capital in excess of par value	40
Total Net Assets	$40

Net asset value per Share (1 share issued and outstanding)	$40.00

The accompanying notes are an integral part of these financial statements

Fidelity Wise Origin Bitcoin Fund

Statement of Operations

For the period November 30, 2023 (seeding date) through December 31, 2023
Investment income:
Investment income	$—
Expenses:
Sponsor fee, related party	$—
Net investment income (loss)	$—
Net realized and unrealized gain (loss) from:
Net realized gain (loss) on investment in bitcoin	$—
Net change in unrealized appreciation (depreciation) on investment in bitcoin	—
Net realized and unrealized gain (loss) on investment in bitcoin	$—
Net increase (decrease) in net assets resulting from operations	$—

The accompanying notes are an integral part of these financial statements

Fidelity Wise Origin Bitcoin Fund

Statement of Changes in Net Assets

For the period November 30, 2023 (seeding date) through December 31, 2023
Operations:
Net investment income (loss)	$—
Net realized gain (loss) on investment in bitcoin	—
Net change in unrealized appreciation (depreciation) on investment in bitcoin	—
Net increase (decrease) in net assets resulting from operations	$—
Capital share transactions:
Issuance of shares	$40
Redemption of shares	—
Net increase (decrease) in net assets resulting from capital share transactions	40
Total increase (decrease) in net assets	40
Net assets, beginning of period	—
Net assets, end of period	$40
Changes in shares outstanding:
Shares outstanding, beginning of period	—
Shares issued	1
Shares redeemed	—
Net increase in shares	1
Shares outstanding, end of period	1

The accompanying notes are an integral part of these financial statements

Fidelity Wise Origin Bitcoin Fund

Statement of Cash Flows

For the period November 30, 2023 (seeding date) through December 31, 2023
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$—
Net cash provided by (used in) operating activities	$—
Cash flows from financing activities
Issuance of shares	$40
Net cash provided by (used in) financing activities	$40
Cash
Net increase (decrease) in cash	$40
Cash, beginning of the period	$—
Cash, end of the period	$40

The accompanying notes are an integral part of these financial statements

Fidelity Wise Origin Bitcoin Fund

Notes to the Financial Statements

Note 1: Organization

Fidelity Wise Origin Bitcoin Fund (the “Trust”) is a Delaware Statutory Trust that was formed on March 17, 2021 pursuant to the Delaware Statutory Trust Act. The Trust’s investment objective is to seek to track the performance of bitcoin, as measured by the performance of the Fidelity Bitcoin Reference Rate (the “Index”), adjusted for the Trust’s expenses and other liabilities. The Trust is sponsored by FD Funds Management LLC (the “Sponsor”), a wholly-owned subsidiary of FMR LLC. Delaware Trust Company is the trustee of the Trust (the “Trustee”). The Trust will operate pursuant to a Second Amended and Restated Trust Agreement (the “Trust Agreement”).

The Trust has had no operations to date other than matters relating to the sale and issuance of 1 share of the Trust to an affiliate for an aggregate purchase price of $40 on November 30, 2023.

Note 2: Significant Accounting Policies

The following is a summary of the significant accounting and reporting policies used in preparing the financial statements.

Basis of Presentation

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and are stated in United States (“US”) dollars. The Trust qualifies as an investment company for accounting purposes pursuant to the accounting and reporting guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies. The Trust uses fair value as its method of accounting for bitcoin in accordance with its classification as an investment company for accounting purposes. The Trust is not a registered investment company under the Investment Company Act of 1940.

Use of Estimates

The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual amounts may ultimately differ from those estimates and the differences could be material.

Cash

Cash consists of a demand deposit held with a financial institution. Cash is carried at cost which approximates fair value.

Income Taxes

The Trust intends to be classified as a “grantor trust” for US federal income tax purposes. As a result, the Trust itself should not be subject to US federal income tax. Instead, the Trust’s income and expenses should “flow through” to the Shareholders, and the Trustee will report to Shareholders and the IRS on that basis.

Note 3: Related Party Agreements and Transactions

Administrator

Fidelity Service Company, Inc. serves as the Trust’s administrator (the “Administrator”). Under the Administration Agreement, the Administrator provides necessary administrative, tax and accounting services and financial reporting for the maintenance and operations of the Trust, including valuing the Trust’s bitcoin and calculating the NAV per Share of the Trust and the NAV of the Trust and supplying pricing information to the Sponsor for the relevant website. In addition, the Administrator makes available the office space, equipment, personnel and facilities required to provide such services.

Custodian

Fidelity Digital Asset Services, LLC, an affiliate of the Sponsor, serves as the Trust’s bitcoin custodian. Under the Custodian Agreement, Fidelity Digital Asset Services, LLC is responsible for safekeeping all of the bitcoin owned by the Trust. Fidelity Digital Asset Services, LLC was selected by the Sponsor. The Sponsor is responsible for opening an account with Fidelity Digital Asset Services, LLC that holds the Trust’s bitcoin (the “Bitcoin Account”), as well as facilitating the transfer or sale of bitcoin required for the operation of the Trust.

Distributor

Fidelity Distributors Company LLC (“FDC” or the “Distributor”) is responsible for reviewing and approving the marketing materials prepared by the Sponsor for compliance with applicable Securities and Exchange Commission (“SEC”) and the Financial Industry Regulatory Authority, Inc. (“FINRA”) advertising laws, rules, and regulations pursuant to a marketing agreement with the Trust. FDC is a broker-dealer registered under the Securities Exchange Act of 1934 (the “1934 Act”) and a member of FINRA.

Index Services

Fidelity Product Services LLC (the “Index Provider”) is responsible for the methodology and oversight of the Index. Coin Metrics, Inc. is the third-party, independent calculation agent for the Index.

Sponsor Fee

Pursuant to the terms of the Trust Agreement, dated December 28, 2023, the Sponsor entered into a Sponsor Agreement, dated December 14, 2023, whereby the Trust has contractually agreed to pay the Sponsor an annualized unified fee of 0.25% of the Trust's net assets. The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement. The Sponsor is obligated to assume and pay all fees and other expenses incurred by the Trust in the ordinary course of its affairs, excluding taxes, but including: (i) the fees of the Trust’s third-party service providers including Distributor, the Administrator, any custodian, the transfer agent, the Index Provider and the Trustee, (ii) the fees and expenses related to the listing, quotation or trading of the Shares on the Exchange (including customary legal, marketing and audit fees and expenses), (iii) ordinary course, legal fees and expenses, (iv) audit fees, (v) regulatory fees, including, if applicable, any fees relating to the registration of the Shares under the 1933 Act or the 1934 Act, (vi) printing and mailing costs, (vii) costs of maintaining the Trust’s website and (viii) applicable license fees (each, a “Sponsor Expense” and collectively, the “Sponsor Expenses”), provided that any expense that qualifies as an Extraordinary Expense will be deemed to be an Extraordinary Expense and not a Sponsor-paid Expense. There is no cap on the amount of Sponsor-paid Expenses. The Sponsor has also assumed all fees and expenses related to the organization and offering of the Trust and the Shares.

The Trust may incur certain extraordinary, nonrecurring expenses that are not Sponsor Expenses, including, but not limited to, brokerage and transactions costs associated with the sale or transfer of bitcoin to pay the Trust’s expenses and liabilities, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of shareholders, any indemnification of the Custodian or other agents, service providers or counterparties of the Trust, extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively, “Extraordinary Expenses”).

The Administrator calculates the Sponsor Fee in respect of each day by reference to the Trust’s NAV as of that day. The Sponsor Fee accrues daily and is payable monthly in bitcoin or cash. To the extent the Trust does not have cash readily available, the Sponsor will cause the transfer or sale of bitcoin in such quantity as may be necessary to permit the payment of Trust expenses and liabilities not assumed by the Sponsor. The amount of bitcoin transferred or sold may vary from time to time depending on the actual sales price of bitcoin relative to the Trust’s expenses and liabilities.

Note 4: Commitments and Contingencies

In the normal course of business, the Trust enters into certain contracts that provide a variety of indemnities, including contracts with the Sponsor and affiliates of the Sponsor, and its officers, directors, employees, subsidiaries and affiliates, and the Custodian as well as others relating to services provided to the Trust. The Trust’s maximum exposure under these and its other indemnities is unknown. However, no liabilities have arisen under these indemnities in the past and, while there can be no assurances in this regard, there is no expectation that any will occur in the future. Therefore, the Sponsor does not consider it necessary to record a liability in this regard. The risk of material loss from such claims is considered remote.

Note 5: Capital

The Trust is an exchange-traded product. The Trust plans to continuously offer baskets consisting of shares to Authorized Participants. The number of outstanding Shares is expected to increase and decrease from time to time as a result of the creation and redemption of Baskets. The creation and redemption of Baskets requires the delivery to the Trust or the distribution by the Trust of the amount of bitcoin or cash represented by the NAV of the Baskets being created or redeemed. The total amount of bitcoin required for the creation of Baskets will be based on the combined net assets represented by the number of Baskets being created or redeemed.

Shares represent fractional undivided beneficial interests in and ownership of the Trust. Shares issued by the Trust will be registered in a book entry system and held in the name of Cede & Co. at the facilities of the Depository Trust Company (“DTC”), and one or more global certificates issued by the Trust to DTC will evidence the Shares. Shareholders may hold their Shares through DTC if they are direct participants in DTC (“DTC Participants”) or indirectly through entities (such as broker-dealers) that are DTC Participants.

The Trust has had no operations to date other than matters relating to the sale and issuance of 1 share of the Trust to FMR Capital, Inc., an affiliate, for an aggregate purchase price of $40 on November 30, 2023.

Note 6: Subsequent Events

On January 9, 2024, the Seed Share was redeemed for cash and the Seed Capital Investor purchased 500,000 Shares at a per-Share price of $40.00 (the “Seed Baskets”). Total proceeds to the Trust from the sale of the Seed Baskets were $20,000,000. On January 10, 2024, the Trust was declared effective. On January 11, 2024, Shares commenced trading on the Exchange. The Seed Capital Investor was a statutory underwriter in connection with the Seed Baskets.

Effective January 9, 2024, the Trust and the Sponsor entered into a Fee Waiver Agreement in which the Sponsor agreed to waive the entirety of the Sponsor Fee (the “Waiver”). The Waiver will continue for a period at least through July 31, 2024 (the “Initial Waiver Period”); provided however, the Sponsor may elect to extend the Waiver beyond the Initial Waiver Period at its sole discretion.

In preparation of the financial statements, management has evaluated the events and transactions subsequent to December 31, 2023, and determined that there are no subsequent events or transactions that would require adjustments to or disclosures in the Trust’s financial statements other than those disclosed above.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its 1934 Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Principal Executive Officer and Chief Financial Officer of the Sponsor to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Principal Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trusts disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of December 31, 2023, the Trust’s disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting that occurred during the period November 30, 2023 (seeding date) through December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Sponsor

The Trust does not have any directors, officers or employees. The creation and operation of the Trust has been arranged by the Sponsor. The Sponsor is a wholly-owned subsidiary of FMR LLC.

Background and Principals

The President and Treasurer of the Sponsor are as follows:

Cynthia Lo Bessette, 1969, serves as President of the Sponsor. She is Head of Fidelity’s Digital Asset Management division since 2023, leading teams responsible for the management and development of the investment framework and infrastructure for crypto research, asset tokenization, digital asset/crypto trading, and settlement and the development and implementation of new investment capabilities and investment products and solutions, business development, and digital asset education. Previously, in her role as Head of Fidelity’s Asset Management and Digital Assets Legal, Ms. Lo Bessette led a team providing legal and regulatory guidance across Asset Management and built a team providing legal and regulatory guidance and support to the Fidelity Digital Assets business and blockchain-related technology research and development in the Fidelity Center for Applied Technology. Prior to joining Fidelity in August 2019, Ms. Lo Bessette was Executive Vice President and General Counsel of OppenheimerFunds, and a Director of OFI International, Ltd, the UK affiliate of OppenheimerFunds, and OppenheimerFunds ICAV.

Heather Bonner, 1977, serves as Treasurer of the Sponsor. She is a Senior Vice President in Fidelity’s Asset Management Treasurer’s office responsible for oversight of internal controls impacting the Fidelity funds’ financial reporting, as well as policy setting and interpretation with respect to certain fund accounting, tax, and reporting matters. She also regularly interacts with the Fidelity funds’ Board of Trustees. Additionally, Ms. Bonner oversees the operations of the Fidelity alternative funds’ various service providers, including independent accountants, pricing and bookkeeping agents, and custodians. Prior to joining Fidelity in September 2022, Ms. Bonner was Treasurer and Principal Financial Officer of the AQR Funds.

Family Relationships

There are no family relationships among our executive officers.

Indemnification

The general fiduciary duties that would otherwise be imposed on the Sponsor (which would make its operation of the Trust as described herein impracticable due to the strict prohibition imposed by such duties on, for example, conflicts of interest on behalf of a fiduciary in its dealings with its beneficiaries), will be replaced entirely by the terms of the Trust Agreement (to which terms all Shareholders, by subscribing to the Shares, are deemed to consent).

The Trust Agreement provides that the Trust shall indemnify, defend and hold harmless the Trustee (including in its individual capacity) and any of the officers, directors, employees and agents of the Trustee (the “Indemnified Persons”) from and against any and all losses, damages, liabilities, claims, actions, suits, costs, expenses, disbursements (including the reasonable fees and expenses of counsel and fees and expenses incurred in connection with enforcement of its indemnification rights under the Trust Agreement), taxes and penalties of any kind and nature whatsoever (collectively, “Expenses”), to the extent that such Expenses arise out of or are imposed upon or asserted at any time against such Indemnified Persons with respect to the performance of the Trust Agreement, the creation, operation or termination of the Trust or the transactions contemplated thereby; provided, however, that the Trust shall not be required to indemnify any Indemnified Person for any Expenses which are a result of the willful misconduct, bad faith or gross negligence of an Indemnified Person. If the Trust shall have insufficient assets or improperly refuses to pay an Indemnified Person within sixty (60) days of a request for payment owed hereunder, the Sponsor shall, as secondary obligor, compensate or reimburse the Trustee or indemnify, defend and hold harmless an Indemnified Person as if it were the primary obligor under the Trust Agreement; provided, however, that the Sponsor shall not be required to indemnify any Indemnified Person for any Expenses which are a result of the willful misconduct, bad faith or gross negligence of an Indemnified Person. To the fullest extent permitted by law and by the requirement for treatment of the Trust as a grantor trust for tax purposes, Expenses to be incurred by an Indemnified Person shall, from time to time, be advanced by, or on behalf of, the Sponsor prior to the final disposition of any matter upon receipt by the Sponsor of an undertaking by, or on behalf of, such

Indemnified Person to repay such amount if it shall be determined that the Indemnified Person is not entitled to be indemnified under this Trust Agreement.

Under Delaware law, a beneficial owner of a statutory trust (such as a shareholder of the Trust) may, under certain circumstances, institute legal action on behalf of himself and all other similarly situated beneficial owners (a “class action”) to recover damages for violations of fiduciary duties, or on behalf of a statutory trust (a “derivative action”) to recover damages from a third party where there has been a failure or refusal to institute proceedings to recover such damages. In addition, beneficial owners may have the right, subject to certain legal requirements, to bring class actions in federal court to enforce their rights under the federal securities laws and the rules and regulations promulgated thereunder by the SEC. Beneficial owners who have suffered losses in connection with the purchase or sale of their beneficial interests may be able to recover such losses from the Sponsor where the losses result from a violation by the Sponsor of the anti-fraud provisions of the federal securities laws.

The foregoing summary describing in general terms the remedies available to shareholders under federal law is based on statutes, rules and decisions as of the date of this Annual Report. As this is a rapidly developing and changing area of the law, shareholders who believe that they may have a legal cause of action against any of the foregoing parties should consult their own counsel as to their evaluation of the status of the applicable law at such time.

Code of Ethics

The Sponsor has adopted a code of ethics (“Code of Ethics”) that applies to its Principal Executive Officer and Principal Financial Officer which is filed as an exhibit to this Annual Report.

Item 11. Executive Compensation.

The Trust has no employees or directors and is managed by the Sponsor. None of the officers of the Trust, or the members or officers of the Sponsor receive compensation from the Trust.

The Sponsor receives a unified monthly Sponsor Fee from the Trust that accrues daily at an annual rate of 0.25% of the Trust’s net assets. The Sponsor has irrevocably waived the Sponsor Fee until July 31, 2024. No Sponsor Fee was accrued or paid during the period November 30, 2023 (seeding date) through December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Not applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Not applicable.

Item 14. Principal Accounting Fees and Services.

(1) to (4). Fees for services performed by PricewaterhouseCoopers LLP (“PwC”) for the period November 30, 2023 (seeding date) through December 31, 2023 were as follows:

Period November 30, 2023 (seeding date) through December 31, 2023
Audit Fees	$44,800
Audit-Related Fees	—
Tax Fees	—
All Other Fees	—
Total:	$44,800

Audit Fees for the period November 30, 2023 (seeding date) through December 31, 2023 consist of fees for the audits of the Trust’s November 30, 2023 financial statements included in the Trust’s Registration Statement on Form S-1 under the 1933 Act and the December 31, 2023 annual financial statements included in the Annual Report on Form 10-K for the period November 30, 2023 (seeding date) through December 31, 2023.

(5) The Sponsor approved all of the services provided by PwC described above. The Sponsor pre‑approves all audit and allowed non‑audit services of the Trust’s independent registered public accounting firm, including all engagement fees and terms.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1)
For a list of the financial statements included herein, see Index to the Financial Statements on page 24 of this Annual Report on Form 10-K, incorporated into this Item by reference.
(2)
Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the financial statements or the notes thereto.
(3)
Exhibits:

Exhibit Number	Description
3.1**	Certificate of Trust, incorporated by reference to Exhibit 3.3 of the Trust’s Registration Statement on Form S-1 (File No. 333-254652) filed on December 8, 2023
3.2**	Certificate of Amendment to Certificate of Trust, incorporated by reference to Exhibit 3.4 of the Trust’s Registration Statement on Form S-1 (File No. 333-254652) filed on December 8, 2023
4.1**	Second Amended and Restated Trust Agreement, incorporated by reference to Exhibit 3.1 of the Trust’s Registration Statement on Form S-1 (File No. 333-254652) filed on December 29, 2023
4.2*	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934
10.1**	Form of Initial Authorized Participant Agreement, incorporated by reference to Exhibit 10.1 of the Trust’s Registration Statement on Form S-1 (File No. 333-254652) filed on December 29, 2023
10.2**	Distribution Agreement, incorporated by reference to Exhibit 10.2 of the Trust’s Registration Statement on Form S-1 (File No. 333-254652) filed on January 8, 2024
10.3**	Custodial Services Agreement, incorporated by reference to Exhibit 10.3 of the Trust’s Registration Statement on Form S-1 (File No. 333-254652) filed on January 8, 2024
10.4**	Administration Agreement, incorporated by reference to Exhibit 10.4 of the Trust’s Registration Statement on Form S-1 (File No. 333-254652) filed on January 8, 2024
10.5**	Transfer Agency Agreement, incorporated by reference to Exhibit 10.5 of the Trust’s Registration Statement on Form S-1 (File No. 333-254652) filed on January 8, 2024
10.6**	Sponsor Agreement, incorporated by reference to Exhibit 10.6 of the Trust’s Registration Statement on Form S-1 (File No. 333-254652) filed on December 29, 2023
10.7**	Custodian Agreement, incorporated by reference to Exhibit 10.7 of the Trust’s Registration Statement on Form S-1 (File No. 333-254652) filed on December 29, 2023
10.8**	Accession Agreement, incorporated by reference to Exhibit 10.8 of the Trust’s Registration Statement on Form S-1 (File No. 333-254652) filed on January 8, 2024
10.9**	Fee Waiver Agreement, incorporated by reference to Exhibit 10.9 of the Trust’s Registration Statement on Form S-1 (File No. 333-254652) filed on January 9, 2024
14.1*	Fidelity Digital Asset Management Funds’ Code of Ethics for Principal Executive Officer and Principal Financial Officer.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Fidelity Wise Origin Bitcoin Fund Compensation Recovery Policy.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Previously filed.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIDELITY WISE ORIGIN BITCOIN FUND

Date: March 21, 2024	By:	/s/ Cynthia Lo Bessette
	Name:	Cynthia Lo Bessette
	Title:	President (Principal Executive Officer)

FIDELITY WISE ORIGIN BITCOIN FUND

Date: March 21, 2024	By:	/s/ Heather Bonner
	Name:	Heather Bonner
	Title:	Treasurer (Principal Financial and Accounting Officer)

1.9912504