Form 10-Q
period 2024-06-30
Fidelity Wise Origin Bitcoin Fund
filed 2024-08-09
CIK 1852317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The registrant had 203,650,000 outstanding shares as of August 5, 2024

i

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Fidelity Wise Origin Bitcoin Fund

Statements of Assets and Liabilities

(unaudited)

(Amounts in 000’s of US$, except for share and per share data)	June 30, 2024	December 31, 2023
Assets
Investments at fair value
Investment in bitcoin, at fair value (cost $9,066,924 and $0)	$10,612,001	$—
Cash	—	—
Receivables from sales of bitcoin	26,342	—
Total Assets	$10,638,343	$—
Liabilities
Payable for capital shares redeemed	26,342	—
Total Liabilities	$26,342	$—
Commitments and Contingencies (Note 6)
Net Assets
Shares, no par value (unlimited shares authorized) 191,500,000 and 1 share(s) issued and outstanding at June 30, 2024 and December 31, 2023, respectively	$—	$—
Paid-in-capital	9,185,088	—
Total distributable earnings (loss)	1,426,913	—
Total Net Assets	$10,612,001	$—
Net asset value per share (191,500,000 and 1 share(s) issued and outstanding as of June 30, 2024 and December 31, 2023, respectively)	$55.42	$40.00

Values shown as $— in the Statements of Assets and Liabilities may reflect amounts less than $500.

The accompanying notes are an integral part of these financial statements

Fidelity Wise Origin Bitcoin Fund

Statement of Operations

(unaudited)

(Amounts in 000’s of US$)	Three Months Ended June 30,	Six Months Ended June 30,
	2024	2024
Investment income:
Investment income	$—	$—
Expenses:
Sponsor fee, related party	6,472	9,300
Total expenses before waiver	6,472	9,300
Sponsor fee waived	(6,472)	(9,300)
Net expenses	—	—
Net Investment Income (Loss)	$—	$—
Net Realized and Unrealized Gain (Loss) from:
Net realized gain (loss) on investment in bitcoin	(118,113)	(118,164)
Net change in unrealized appreciation (depreciation) on investment in bitcoin	(1,083,214)	1,545,077
Net Realized and Unrealized Gain (Loss) on Investment in Bitcoin	$(1,201,327)	$1,426,913
Net Increase (Decrease) in Net Assets Resulting from Operations	$(1,201,327)	$1,426,913

Values shown as $— in the Statement of Operations may reflect amounts less than $500.

The accompanying notes are an integral part of these financial statements

Fidelity Wise Origin Bitcoin Fund

Statement of Changes in Net Assets

(unaudited)

(Amounts in 000’s of US$, except for shares)	Three Months Ended June 30,	Six Months Ended June 30,
	2024	2024
Operations:
Net investment income (loss)	$—	$—
Net realized gain (loss) on investment in bitcoin	(118,113)	(118,164)
Net change in unrealized appreciation (depreciation) on investment in bitcoin	(1,083,214)	1,545,077
Net increase (decrease) in net assets resulting from operations	$(1,201,327)	$1,426,913
Capital share transactions:
Shares issued	$2,388,456	$9,977,466
Shares redeemed	(790,829)	(792,378)
Net increase (decrease) in net assets resulting from capital share transactions	1,597,627	9,185,088
Total increase (decrease) in net assets	396,300	10,612,001
Net Assets, beginning of period	10,215,701	—
Net Assets, end of period	$10,612,001	$10,612,001
Changes in shares outstanding:
Shares outstanding, beginning of period	165,475,000	1
Shares issued	40,450,000	205,950,000
Shares redeemed	(14,425,000)	(14,450,001)
Net increase in shares	26,025,000	191,499,999
Shares outstanding, end of period	191,500,000	191,500,000

Values shown as $— in the Statement of Changes in Net Assets may reflect amounts less than $500.

The accompanying notes are an integral part of these financial statements

Fidelity Wise Origin Bitcoin Fund

Statement of Cash Flows

(unaudited)

(Amounts in 000’s of US$)	Six Months Ended June 30, 2024
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$1,426,913
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Payments for purchases of bitcoin	(9,976,020)
Proceeds from bitcoin sold	764,590
Net realized (gain) loss on investment in bitcoin	118,164
Net change in unrealized (appreciation) depreciation on investment in bitcoin	(1,545,077)
Net cash provided by (used in) operating activities	$(9,211,430)
Cash flows from financing activities:
Proceeds from issuance of capital shares	$9,976,020
Cash paid for redemption of capital shares	(764,590)
Net cash provided by (used in) financing activities	$9,211,430
Cash
Net increase (decrease) in cash	$—
Cash, beginning of the period	$—
Cash, end of the period	$—

Supplemental information and non-cash financing activities
Non-cash issuances of capital shares	$1,446
Non-cash redemptions of capital shares	$(1,446)

Values shown as $— in the Statement of Cash Flows may reflect amounts less than $500.

The accompanying notes are an integral part of these financial statements

Fidelity Wise Origin Bitcoin Fund

Schedule of Investment

June 30, 2024

(unaudited)

(Amounts in 000’s of US$, except for quantity of bitcoin and percentages)
Investments (a)	Quantity of Bitcoin	Cost	Fair Value	Percentage of Net Assets
Investment in bitcoin, at Fair Value
Global
Bitcoin	167,462.80769789	$9,066,924	$10,612,001
Total Investment in bitcoin, at Fair Value		$9,066,924	$10,612,001	100.00%
Total Net Assets		$9,066,924	$10,612,001	100.00%

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

In the opinion of the Trust, the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of financial statements for the periods presented. The statement of assets and liabilities at December 31, 2023, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.

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

The Sponsor evaluates tax positions taken or expected to be taken in the course of its tax treatment, and its tax reporting to its shareholders, of these positions to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of June 30, 2024, the 2023 tax year remains open for examination. There were no examinations in progress at period end.

Expenses

Expenses are recorded as accrued. Expense estimates are accrued in the period to which they relate. Expenses included in the accompanying financial statements reflect the expenses of the Trust and do not include any expenses paid by the Sponsor or related entities outside of the Trust.

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

Custodian

Fidelity Digital Asset Services, LLC, an affiliate of the Sponsor, serves as the Trust’s bitcoin custodian. Under the Custodial Services Agreement, Fidelity Digital Asset Services, LLC is responsible for safekeeping all of the bitcoin owned by the Trust. Fidelity Digital Asset Services, LLC was selected by the Sponsor. The Sponsor is responsible for opening an account with Fidelity Digital Asset Services, LLC that holds the Trust’s bitcoin (the “Bitcoin Account”), as well as facilitating the transfer or sale of bitcoin required for the operation of the Trust. All fees and expenses incurred by the Trust related to services performed by the custodian are borne by the Sponsor.

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

Sponsor Fee

Pursuant to the terms of the Trust Agreement, dated December 28, 2023, the Sponsor entered into a Sponsor Agreement, dated December 14, 2023, whereby the Trust has contractually agreed to pay the Sponsor an annualized unified fee of 0.25% of the Trust’s Bitcoin Holdings. The Trust’s “Bitcoin Holdings” is the quantity of the Trust’s bitcoin plus any cash or other assets held by the Trust represented in bitcoin as calculated using the Index price, less its liabilities (which include estimated accrued but unpaid fees and expenses) represented in bitcoin as calculated using the Index price. The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement. The Sponsor is obligated to assume and pay all fees and other expenses incurred by the Trust in the ordinary course of its affairs, excluding taxes, but including: (i) the fees of the Trust’s third-party service providers including Distributor, the Administrator, any custodian, the transfer agent, the Index Provider and the Trustee, (ii) the fees and expenses related to the listing, quotation or trading of the Shares on the Exchange (including customary legal, marketing and audit fees and expenses), (iii) ordinary course, legal fees and expenses, (iv) audit fees, (v) regulatory fees, including, if applicable, any fees relating to the registration of the Shares under the 1933 Act or the 1934 Act, (vi) printing and mailing costs, (vii) costs of maintaining the Trust’s website and (viii) applicable license fees (each, a “Sponsor Expense” and collectively, the “Sponsor Expenses”), provided that any expense that qualifies as an Extraordinary Expense will be deemed to be an Extraordinary Expense and not a Sponsor-paid Expense. There is no cap on the amount of Sponsor-paid Expenses. The Sponsor has also assumed all fees and expenses related to the organization and offering of the Trust and the Shares.

Effective January 9, 2024, the Trust and the Sponsor entered into a Fee Waiver Agreement in which the Sponsor agreed to waive the entirety of the Sponsor Fee (the “Waiver”) through July 31, 2024.

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

The Administrator calculates the Sponsor Fee in respect of each day by reference to the prior day’s Bitcoin Holdings. The Sponsor Fee accrues daily in bitcoin and is payable monthly in bitcoin or cash. To the extent the Trust does not have cash readily available, the Sponsor will cause the transfer or sale of bitcoin in such quantity as may be necessary to permit the payment of Trust expenses and liabilities not assumed by the Sponsor. The amount of bitcoin transferred or sold may vary from time to time depending on the actual sales price of bitcoin relative to the Trust’s expenses and liabilities.

Note 4: Fair Value Measurement

The Trust’s assets recorded at fair value have been categorized based upon a fair value hierarchy as described in the Trust’s significant accounting policies in Note 2. The following table presents information about the Trust’s assets measured at fair value as of June 30, 2024:

	June 30, 2024
(Amounts are in 000’s)	Level 1	Level 2	Level 3	Total
Investment in bitcoin	$10,612,001	$—	$—	$10,612,001
Total Investments	$10,612,001	$—	$—	$10,612,001

Geographic location as well as industry/strategy classification for all investments is detailed in the accompanying Schedule of Investment.

Note 5: Capital

The Trust is an exchange-traded product. The Trust plans to continuously offer Baskets consisting of Shares to Authorized Participants. The number of outstanding Shares is expected to increase and decrease from time to time as a result of the issuance and redemption of Baskets. The issuance and redemption of Baskets requires the delivery to the Trust or the distribution by the Trust of the amount of cash represented by the Trust’s NAV of the Baskets being issued or redeemed. The total amount of cash required for the issuance or redemption of Baskets will be based on the combined net assets represented by the number of Baskets being issued or redeemed.

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

Note 8: Financial Highlights

The Trust is presenting the following financial highlights related to investment performance and operations of a Share outstanding for the period January 11, 2024 (inception) through June 30, 2024. The total return, at net asset value is based on the change in NAV of a Share during the period and the total return, at market value is based on the change in market value of a Share on the Exchange during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

For the period January 11, 2024 (inception) through June 30,
2024
Per Share Activity
Net Asset Value, beginning of period	$40.00
Net increase (decrease) in net assets from investment operations:
Net investment income (loss) (1)	—
Net realized and unrealized gain (loss)	15.42
Net increase (decrease) in net assets from operations	15.42
Net Asset Value, end of period	55.42
Market Value per Share, beginning of period	40.00
Market Value per Share, end of period	$52.46
Total Return, at Net Asset Value (1) (2)	38.55%
Total Return, at Market Value (2)	31.15%
Ratios to average net assets
Net investment income (loss) (3)	0.00%
Expenses, gross (3)	0.25%
Expenses, net of waivers (3)	0.00%

(1) Based on average shares outstanding during the period.

(2) Percentages are not annualized.

(3) Percentages are annualized.

Note 9: Subsequent Events

In preparation of the financial statements, management has evaluated the events and transactions subsequent to June 30, 2024, and determined that there are no subsequent events or transactions that would require adjustments to or disclosures in the Trust’s financial statements except as described below.

Waiver of Sponsor Fee

Effective July 31, 2024, the Fee Waiver Agreement expired.

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

Overview of the Trust

Fidelity Wise Origin Bitcoin Fund (the “Trust”) is a Delaware statutory trust, formed on March 17, 2021, pursuant to the Delaware Statutory Trust Act. The Trust is an exchange-traded product that issues Shares that trade on the Cboe BZX Exchange, Inc. (the “Exchange”) with ticker symbol FBTC. The Trust’s investment objective is to seek to track the performance of bitcoin, as measured by the performance of the Fidelity Bitcoin Reference Rate (the “Index”), adjusted for the Trust’s expenses and other liabilities. The Index is constructed using bitcoin price feeds from eligible bitcoin spot markets and a volume-weighted median price (“VWMP”) methodology, calculated every 15 seconds based on VWMP spot market data over rolling sixty-minute increments. The Index is designed to reflect the performance of bitcoin in U.S. dollars. In seeking to achieve its investment objective, the Trust holds bitcoin and values its Shares daily based on the same methodology used to calculate the Index.

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

Effective January 9, 2024, the Trust and the Sponsor entered into a Fee Waiver Agreement in which the Sponsor agreed to waive the entirety of the Sponsor Fee (the “Waiver”). The Waiver continued for a period through July 31, 2024 (the “Initial Waiver Period”).

The Quarter Ended June 30, 2024

The Trust’s net assets increased from $10.2 billion on March 31, 2024 to $10.6 billion on June 30, 2024. The change in the Trust’s net assets resulted from an increase in outstanding Shares, which rose from 165,475,000 on March 31, 2024 to 191,500,000 on June 30, 2024 as a result of 40,450,000 Shares (1,618 Baskets) being issued and 14,425,000 Shares (577 Baskets) being redeemed during the quarter offset by a decrease in the price of bitcoin, which fell 10.24% from $70,596.99 on March 31, 2024 to $63,369.30 on June 30, 2024.

The Trust’s NAV per Share decreased 14.89% from $61.90 on March 28, 2024 (last business day) to $52.68 on June 28, 2024 (last business day).

The Trust’s NAV per Share of $62.76 at April 08, 2024 was the highest during the quarter, compared with a low of $50.29 at May 01, 2024.

During the quarter ended June 30, 2024, the quantity of bitcoin owned by the Trust and held by the bitcoin custodian increased from 144,704.48094252 on March 31, 2024 to 167,462.80769789 on June 30, 2024. The increase in quantity resulted from using net cash proceeds received from the increase in capital transactions to purchase bitcoin.

The net decrease in net assets resulting from operations for the quarter ended June 30, 2024 was $1.2 billion, resulting from a net unrealized depreciation of investment in bitcoin of $1.1 billion and a net realized loss of $118.1 million from the sale of the investment in bitcoin for the redemption of Shares.

The Period Ended June 30, 2024

The Trust’s net assets increased from $40 on December 31, 2023 to $10.6 billion on June 30, 2024. The change in the Trust’s net assets resulted from an increase in outstanding Shares, which rose from 1 on December 31, 2023 to 191,500,000 on June 30, 2024 as a result of 205,950,000 Shares (8,238 Baskets) being issued and 14,450,001 Shares (578 Baskets) being redeemed during the period January 11, 2024 (inception) through June 30, 2024 and an increase in the price of bitcoin, which rose 37.89% from $45,956.16 on January 11, 2024 (inception) to $63,369.30 on June 30, 2024.

The Trust’s NAV per Share increased 31.71% from $40.00 on December 31, 2023 to $52.68 on June 28, 2024 (last business day).

The Trust’s NAV per Share of $63.97 at March 13, 2024 was the highest during the period, compared with a low of $34.28 at January 23, 2024.

During the period ended June 30, 2024, the quantity of bitcoin owned by the Trust and held by the bitcoin custodian increased from 0 on December 31, 2023 to 167,462.80769789 on June 30, 2024. The increase in quantity resulted from using net cash proceeds received from the increase in capital transactions to purchase bitcoin.

The net increase in net assets resulting from operations for the period ended June 30, 2024 was $1.4 billion, resulting from an unrealized gain on investment in bitcoin of $1.5 billion and a net realized loss of $118.2 million from the sale of the investment in bitcoin for the redemption of Shares.

Cash Resources and Liquidity

The Trust does not hold a cash balance except in connection with the issuance and redemption of Baskets or to pay expenses not assumed by the Sponsor. To the extent the Trust does not have available cash to facilitate redemptions or pay expenses not assumed by the Sponsor, the Trust will sell bitcoin. When selling bitcoin on behalf of the Trust, the Sponsor endeavors to minimize the Trust’s holdings of assets other than bitcoin. As a consequence, the Sponsor expects that the Trust will have an immaterial amount of cash flow from its operations and that its cash balance will be insignificant at the end of each reporting period. The Trust’s only sources of cash are proceeds from the sale of Baskets and bitcoin. The Trust will not borrow to meet liquidity needs.

In exchange for the Sponsor Fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. The Sponsor contractually waived the Sponsor Fee until July 31, 2024, and will accrue at an annual rate of 0.25% of the Trust’s Bitcoin Holdings after the Initial Waiver Period.

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

Sponsor Fee payments made to the Sponsor are calculated as a fixed percentage of the Trust’s Bitcoin Holdings. As such, the Sponsor cannot anticipate the payment amounts that will be required under these arrangements for future periods as the Trust’s Bitcoin Holdings are not known until a future date.

Selected Operating Data

June 30, 2024
Price of bitcoin on principal market (1)	$63,369.30
NAV per Share (2)	$55.42

(1) The Trust performed an assessment of the principal market at 11:59:59 p.m., EST, on June 30, 2024.

(2) The NAV per Share was calculated using the fair value of bitcoin based on the principal market price at 11:59:59 p.m., EST, on June 30, 2024, the last day of the quarter.

June 28, 2024
(Last Business Day)
Index price (3)	$60,246.00
Trust’s NAV per Share (3)	$52.68

(3) The Trust’s NAV per Share is derived from the Index Price as represented by the Index as of 4:00 p.m., EST, on the last business day of the quarter. The Trust’s NAV per Share is calculated using a non-GAAP methodology. Refer to the “Overview of the Trust” and “Valuation of Bitcoin and Computation of Net Asset Value” sections of Item 2 herein for a description of the Index methodology and calculation of the Trust’s NAV per Share. The bitcoin spot markets included in the Index as of the last business day of the quarter were Bitstamp, Coinbase, Gemini, itBit, Kraken, and LMAX Digital.

As of 4:00 p.m., EST, on the last business day of the quarter ended June 30, 2024, the Trust’s total value of bitcoins based on the Index Price (non-GAAP methodology) was $10,088,964,313 and the total market value of the Trust’s bitcoins based on the price of a bitcoin at 4:00 p.m., EST, in the principal market was $10,039,748,668.

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

The following chart illustrates the movement in the Index Price, the principal market price, and the Trust’s NAV per Share from January 11, 2024 (date the first Basket of the Trust was issued) to June 30, 2024.

Movement in Index Price, Principal Market Price, and Trust's NAV per Share

80.0%
60.0%
40.0%
20.0%
0.0%
-20.0%
-40.0%
January 11, 2024
January 30, 2024
February 18, 2024
March 8, 2024
March 27, 2024
April 15, 2024
May 4, 2024
May 23, 2024
June 11, 2024
June 30, 2024
Index Price
Price of bitcoin on principal market
Trust's NAV per Share

During the period from January 11, 2024 to June 30, 2024, the Index Price has ranged from $39,198.82 on January 23, 2024 to $73,153.50 on March 13, 2024. The Sponsor has not observed a material difference between the Index Price and average prices from the constituent bitcoin spot markets individually or as a group.

During the period from January 11, 2024 to June 30, 2024, the market price of bitcoin, as reported on the Trust’s principal market, has ranged from $39,631.40 on January 23, 2024 to $73,308.46 on March 13, 2024.

Shares trade in the secondary market on the Exchange. Shares may trade in the secondary market at prices that are lower or higher relative to the Trust’s NAV per Share. The amount of the discount or premium in the trading price relative to the Trust’s NAV per Share may be influenced by various factors, including the number of Shareholders who seek to purchase or sell Shares in the secondary market and the liquidity of bitcoin. The following chart sets out the historical closing prices for the Shares as reported by the Exchange and the Trust’s NAV per Share from January 11, 2024 to June 28, 2024 (last business day).

Trust's NAV per Share vs. Market Price per Share

$65
$60
$55
$50
$45
$40
$35
$30
January 11, 2024
January 18, 2024
January 25, 2024
February 1, 2024
February 8, 2024
February 15,
February 22,
February 29,
March 7, 2024
March 14, 2024
March 21, 2024
March 28, 2024
April 4, 2024
April 11, 2024
April 18, 2024
April 25, 2024
May 2, 2024
May 9, 2024
May 16, 2024
May 23, 2024
May 30, 2024
June 6, 2024
June 13, 2024
June 20, 2024
June 27, 2024
Trust's NAV per Share
Market Price per Share

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Trust is not required to provide the information required by this item in this Quarterly Report.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in our Prospectus dated August 6, 2024 (Registration No. 333-254652).

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

(b) Not applicable.

(c) The Trust does not purchase Shares directly from its shareholders. The following table summarizes the redemptions by Authorized Participants during the six months ended June 30, 2024:

Title of Securities Registered*	Date	Total Number of Shares Redeemed	Average Price Per Share
Fidelity® Wise Origin® Bitcoin Fund
Shares
	01/01/2024 to 1/31/2024	—	—
	02/01/2024 to 2/29/2024	—	—
	03/01/2024 to 3/31/2024	25,000	$61.96
	04/01/2024 to 04/30/2024	1,275,000	$54.05
	05/01/2024 to 05/31/2024	3,800,000	$50.29
	06/01/2024 to 06/30/2024	9,350,000	$56.77

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

FIDELITY WISE ORIGIN BITCOIN FUND

Date: August 9, 2024	By:	/s/ Cynthia Lo Bessette
	Name:	Cynthia Lo Bessette
	Title:	President (Principal Executive Officer)

FIDELITY WISE ORIGIN BITCOIN FUND

Date: August 9, 2024	By:	/s/ Heather Bonner
	Name:	Heather Bonner
	Title:	Treasurer (Principal Financial and Accounting Officer)

* The registrant is a trust and the persons are signing in their capacities as officers of FD Funds Management LLC, the Sponsor of the registrant.

1.9912506.101