Form 10-Q
period 2024-09-30
Fidelity Wise Origin Bitcoin Fund
filed 2024-11-13
CIK 1852317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The registrant had 217,600,000 outstanding shares as of November 8, 2024

i

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Fidelity Wise Origin Bitcoin Fund

Statements of Assets and Liabilities

(unaudited)

(Amounts in 000’s of US$, except for share and per share data)	September 30, 2024	December 31, 2023
Assets
Investment in bitcoin, at fair value (cost $9,716,506 and $0 at September 30, 2024 and December 31, 2023, respectively)	$11,483,918	$—
Cash	—	—
Receivables from issuance of capital shares	8,316	—
Total Assets	$11,492,234	$—
Liabilities
Payable for purchases of bitcoin	8,316	—
Sponsor fee payable	2,317	—
Total Liabilities	$10,633	$—
Commitments and Contingencies (Note 6)
Net Assets
Shares, no par value (unlimited shares authorized) 206,275,000 and 1 share(s) issued and outstanding at September 30, 2024 and December 31, 2023, respectively	$—	$—
Paid-in-capital	10,013,671	—
Total distributable earnings (loss)	1,467,930	—
Total Net Assets	$11,481,601	$—
Net Asset Value per share (206,275,000 and 1 share(s) issued and outstanding as of September 30, 2024 and December 31, 2023, respectively)	$55.66	$40.00

Values shown as $— in the Statements of Assets and Liabilities may reflect amounts less than $500.

The accompanying notes are an integral part of these financial statements

Fidelity Wise Origin Bitcoin Fund

Statements of Operations

(unaudited)

(Amounts in 000’s of US$)	Three Months Ended September 30,	Nine Months Ended September 30,
	2024	2024
Investment Income:
Investment income	$—	$—
Expenses:
Sponsor fee	6,806	16,106
Total Expenses Before Waiver	6,806	16,106
Sponsor fee waived	(2,303)	(11,603)
Net Expenses	4,503	4,503
Net Investment Income (Loss)	$(4,503)	$(4,503)
Net Realized and Change in Unrealized Gain (Loss) from:
Net realized gain (loss) on investment in bitcoin sold for redemptions	(176,428)	(294,592)
Net realized gain (loss) on investment in bitcoin transferred to pay the Sponsor fee	(387)	(387)
Net change in unrealized appreciation (depreciation) on investment in bitcoin	222,335	1,767,412
Net Realized and Change in Unrealized Gain (Loss) on Investment in Bitcoin	$45,520	$1,472,433
Net Increase (Decrease) in Net Assets Resulting from Operations	$41,017	$1,467,930

Values shown as $— in the Statements of Operations may reflect amounts less than $500.

The accompanying notes are an integral part of these financial statements

Fidelity Wise Origin Bitcoin Fund

Statements of Changes in Net Assets

(unaudited)

(Amounts in 000’s of US$, except for shares)	Three Months Ended September 30,	Nine Months Ended September 30,
	2024	2024
Net Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$(4,503)	$(4,503)
Net realized gain (loss) on investment in bitcoin sold for redemptions	(176,428)	(294,592)
Net realized gain (loss) on investment in bitcoin transferred to pay the Sponsor fee	(387)	(387)
Net change in unrealized appreciation (depreciation) on investment in bitcoin	222,335	1,767,412
Net Increase (Decrease) in Net Assets Resulting from Operations	$41,017	$1,467,930
Capital Share Transactions:
Shares issued	$1,742,687	$11,720,153
Shares redeemed	(914,104)	(1,706,482)
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	828,583	10,013,671
Total Increase (Decrease) in Net Assets	869,600	11,481,601
Net Assets, beginning of period	10,612,001	—
Net Assets, End of Period	$11,481,601	$11,481,601
Changes in Shares Outstanding:
Shares outstanding, beginning of period	191,500,000	1
Shares issued	32,675,000	238,625,000
Shares redeemed	(17,900,000)	(32,350,001)
Net Increase in Shares	14,775,000	206,274,999
Shares Outstanding, End of Period	206,275,000	206,275,000

Values shown as $— in the Statements of Changes in Net Assets may reflect amounts less than $500.

The accompanying notes are an integral part of these financial statements

Fidelity Wise Origin Bitcoin Fund

Statement of Cash Flows

(unaudited)

(Amounts in 000’s of US$)	Nine Months Ended September 30,
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$1,467,930
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Payments for purchases of bitcoin	(11,650,230)
Proceeds from bitcoin sold	1,644,875
Net realized (gain) loss on investment in bitcoin sold for redemptions	294,592
Net realized (gain) loss on investment in bitcoin transferred to pay the Sponsor fee	387
Net change in unrealized (appreciation) depreciation on investment in bitcoin	(1,767,412)
Transfer of bitcoin to pay the Sponsor fee	2,186
Increase (decrease) in Sponsor fee payable	2,317
Net Cash Provided by (Used in) Operating Activities	$(10,005,355)
Cash Flows from Financing Activities:
Proceeds from issuance of capital shares	$11,650,230
Cash paid for redemption of capital shares	(1,644,875)
Net Cash Provided by (Used in) Financing Activities	$10,005,355
Cash
Net increase (decrease) in cash	$—
Cash, beginning of the period	$—
Cash, End of the Period	$—

Values shown as $— in the Statement of Cash Flows may reflect amounts less than $500.

The accompanying notes are an integral part of these financial statements

Fidelity Wise Origin Bitcoin Fund

Schedule of Investment

September 30, 2024

(unaudited)

(Amounts in 000’s of US$, except for quantity of bitcoin and percentages)
Investments (a)	Quantity of Bitcoin	Cost	Fair Value	Percentage of Net Assets
Investment in bitcoin
Global
Bitcoin	180,344.62381900	$9,716,506	$11,483,918
Total Investment in bitcoin		$9,716,506	$11,483,918	100.02%
Other Assets Less Liabilities			$(2,317)	(0.02)%
Total Net Assets			$11,481,601	100.00%

(a) Non-income producing investment

The accompanying notes are an integral part of these financial statements

Fidelity Wise Origin Bitcoin Fund

Notes to the Financial Statements

Note 1: Organization

Fidelity Wise Origin Bitcoin Fund (the “Trust”) is a Delaware Statutory Trust that was formed on March 17, 2021 pursuant to the Delaware Statutory Trust Act. The Trust issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of the Trust. The Trust’s investment objective is to seek to track the performance of bitcoin, as measured by the performance of the Fidelity Bitcoin Reference Rate (the “Index”), adjusted for the Trust’s expenses and other liabilities. The Index is designed to reflect the performance of bitcoin in United States (“US”) dollars. The Trust is sponsored by FD Funds Management LLC (the “Sponsor”), a wholly-owned subsidiary of FMR LLC. CSC Delaware Trust Company is the trustee of the Trust (the “Trustee”). The Trust will operate pursuant to a Second Amended and Restated Trust Agreement (the “Trust Agreement”).

The Trust is passively managed. The Shareholders of the Trust do not have control or involvement in the management of the Trust. The Trust, the Sponsor, and the Trust’s service providers do not loan or pledge the assets of the Trust or use those assets as collateral for any loan or similar arrangement unless required to facilitate transaction settlement.

Prior to January 9, 2024, the Trust had no operations other than matters relating to the sale and issuance of one Share of the Trust to an affiliate at a per-Share price of $40 (the “Seed Share”) on November 30, 2023. On January 9, 2024, the Seed Share was redeemed for cash and the Seed Capital Investor purchased 500,000 Shares at a per-Share price of $40 (the “Seed Baskets”). Total proceeds to the Trust from the sale of the Seed Baskets were $20,000,000. On January 10, 2024, the Trust was declared effective. On January 11, 2024, the Trust commenced operations and Shares commenced trading on Cboe BZX Exchange, Inc. (the “Exchange”).

Note 2: Significant Accounting Policies

The following is a summary of the significant accounting and reporting policies used in preparing the financial statements.

Basis of Presentation

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and are stated in US dollars. The Trust qualifies as an investment company for accounting purposes pursuant to the accounting and reporting guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”). The Trust uses fair value as its method of accounting for its investment in bitcoin in accordance with its classification as an investment company for accounting purposes. The Trust is not a registered investment company under the Investment Company Act of 1940.

In the opinion of the Trust, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of financial statements for the periods presented. The statement of assets and liabilities at December 31, 2023, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.

Use of Estimates

The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual amounts may ultimately differ from those estimates and the differences could be material.

Bitcoin Assets

Bitcoin is a type of digital asset based on an open‐source cryptographic protocol existing on a Bitcoin network. Digital assets are defined broadly as digital records that are made using cryptography for verification and security purposes, on a distributed ledger and may be characterized by their ability to be used as a medium of exchange, a representation to provide or access goods or services, or as a financing vehicle, such as a security. The Trust identifies bitcoin as an “other investment” in accordance with ASC 946.

Investment Valuation

Due to the Trust’s classification as an investment company, investments in bitcoin are recorded on the financial statements at their estimated fair value in accordance with ASC Topic 820, Fair Value Measurement (“ASC 820”). ASC 820 requires the determination of the Trust’s principal market or, in the absence of a principal market, the most advantageous market (principal market) and the assumption that bitcoin is sold in their principal market. The Trust determines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants using the principal market on the measurement date and, therefore, the principal market used must be accessible to the Trust on that date. The Trust determines its principal market price for GAAP reporting and utilizes an exchange-traded price from that principal market as of 11:59:59 p.m., EST, on the financial statement measurement date.

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

Investment Transactions and Related Investment Income

The Trust records investment transactions in bitcoin on a trade date basis. For financial reporting purposes, the Trust’s investment holdings and Paid-In-Capital include trades executed through the end of the last business day of the period. The Trust’s purchases are recorded at cost, including transaction fees, and are subsequently fair‐valued in accordance with the Trust’s fair valuation policy. Changes in fair value are reflected as the net change in unrealized appreciation (depreciation) on investment in bitcoin. Realized gains and losses from investment transactions are determined on the basis of identified cost and reflected as net realized gain (loss) on investment in bitcoin sold for redemptions and net realized gain (loss) on investment in bitcoin transferred to pay the sponsor fee.

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

The Sponsor evaluates tax positions taken or expected to be taken in the course of its tax treatment, and its tax reporting to its shareholders, of these positions to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of September 30, 2024, the 2023 tax year remains open for examination. There were no examinations in progress at period end.

Expenses

Expenses are recorded as accrued. Expense estimates are accrued in the period to which they relate. Expenses included in the accompanying financial statements reflect the expenses of the Trust and do not include any expenses paid by the Sponsor or related entities outside of the Trust.

New Accounting Pronouncement

In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-08, “Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets” (“ASU 2023-08”). ASU 2023-08 requires entities to subsequently measure certain crypto assets at fair value, and changes in fair value must be recorded in net income in each reporting period. In addition, entities are required to provide additional disclosures about the holdings of certain crypto assets. ASU 2023-08 is effective for annual and interim reporting periods beginning after December 15, 2024. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Trust is currently evaluating the impact the adoption of this new accounting standard update will have on its financial statements and related disclosures but does not expect it will have a material impact on the Trust’s financial statements as the requirements of ASU 2023-08 generally align with the accounting requirements under ASC 946.

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. Effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, the amendments enhance required disclosures of segment information for public entities on an annual and interim basis. The ASU allows for early adoption with updates applied retrospectively. Management does not expect this guidance to materially impact the financial statements.

Note 3: Related Party Agreements and Transactions

Administrator

Fidelity Service Company, Inc., an affiliate of the Sponsor, serves as the Trust’s administrator (the “Administrator”). Under the Administration Agreement, the Administrator provides necessary administrative, tax and accounting services and financial reporting for the maintenance and operations of the Trust, including valuing the Trust’s bitcoin and calculating the net asset value (“NAV”) per Share of the Trust (“Trust’s NAV”) and supplying pricing information to the Sponsor for the relevant website. In addition, the Administrator makes available the office space, equipment, personnel and facilities required to provide such services. All fees and expenses incurred by the Trust related to services performed by the Administrator are borne by the Sponsor.

Custodian

Fidelity Digital Asset Services, LLC, an affiliate of the Sponsor, serves as the Trust’s bitcoin custodian (the “Custodian”). Under the Custodial Services Agreement, the Custodian is responsible for safekeeping all of the bitcoin owned by the Trust. The Custodian was selected by the Sponsor. The Sponsor is responsible for opening an account with the Custodian that holds the Trust’s bitcoin, as well as facilitating the transfer or sale of bitcoin required for the operation of the Trust. All fees and expenses incurred by the Trust related to services performed by the Custodian are borne by the Sponsor.

Distributor

Fidelity Distributors Company LLC, an affiliate of the Sponsor, (“FDC” or the “Distributor”) is responsible for reviewing and approving the marketing materials prepared by the Sponsor for compliance with applicable Securities and Exchange Commission (“SEC”) and the Financial Industry Regulatory Authority, Inc. (“FINRA”) advertising laws, rules, and regulations pursuant to a marketing agreement with the Trust. FDC is a broker-dealer registered under the Securities Exchange Act of 1934 (the “1934 Act”) and a member of FINRA. All fees and expenses incurred by the Trust related to services performed by the Distributor are borne by the Sponsor.

Index Services

Fidelity Product Services LLC, an affiliate of the Sponsor, (the “Index Provider”) is responsible for the methodology and oversight of the Index. Coin Metrics, Inc. is the third-party, independent calculation agent for the Index. All fees and expenses incurred by the Trust related to services performed by the Index Provider are borne by the Sponsor.

Sponsor Fee

On December 14, 2023, the Trust contractually agreed to pay the Sponsor a unified fee of 0.25% of the Trust’s Bitcoin Holdings (the “Sponsor Fee”), effective as of the date of the registration statement. The Trust’s “Bitcoin Holdings” is the quantity of the Trust’s bitcoin plus any cash or other assets held by the Trust represented in bitcoin as calculated using the Index price, less its liabilities (which include estimated accrued but unpaid fees and expenses) represented in bitcoin as calculated using the Index price. The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement. The Sponsor is obligated to assume and pay all fees and other expenses incurred by the Trust in the ordinary course of its affairs, excluding taxes, but including: (i) the fees of the Trust’s third-party service providers including Distributor, the Administrator, any custodian, the transfer agent, the Index Provider and the Trustee, (ii) the fees and expenses related to the listing, quotation or trading of the Shares on the Exchange (including customary legal, marketing and audit fees and expenses), (iii) ordinary course, legal fees and expenses, (iv) audit fees, (v) regulatory fees, including, if applicable, any fees relating to the registration of the Shares under the Securities Act of 1933 (the “1933 Act”) or the 1934 Act, (vi) printing and mailing costs, (vii) costs of maintaining the Trust’s website and (viii) applicable license fees (each, a “Sponsor-paid Expense” and collectively, the “Sponsor-paid Expenses”), provided that any expense that qualifies as an Extraordinary Expense will be deemed to be an Extraordinary Expense and not a Sponsor-paid Expense. There is no cap on the amount of Sponsor-paid Expenses. The Sponsor has also assumed all fees and expenses related to the organization and offering of the Trust and the Shares.

Effective January 9, 2024, the Trust and the Sponsor entered into a Fee Waiver Agreement in which the Sponsor agreed to waive the entirety of the Sponsor Fee (the “Waiver”) through July 31, 2024. Effective July 31, 2024, the Fee Waiver Agreement ended.

The Trust may incur certain extraordinary, nonrecurring expenses that are not Sponsor-paid Expenses, including, but not limited to, brokerage and transactions costs associated with the sale or transfer of bitcoin, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust, the Trust’s assets, or the interests of Shareholders, any indemnification of the Custodian or other agents, service providers or counterparties of the Trust, extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively, “Extraordinary Expenses”). To the extent on-chain transaction fees are incurred in connection with transfers or sales of bitcoin to pay Extraordinary Expenses, the Trust will bear such fees.

The Administrator calculates the Sponsor Fee in respect of each day based on the prior day’s Bitcoin Holdings. The Sponsor Fee accrues daily in bitcoin and is payable monthly in bitcoin or cash. To the extent the Trust does not have cash readily available, the Sponsor will cause the transfer or sale of bitcoin in such quantity as may be necessary to permit the payment of Trust expenses and liabilities not assumed by the Sponsor. The amount of bitcoin transferred or sold may vary from time to time depending on the actual sales price of bitcoin relative to the Trust’s expenses and liabilities.

Note 4: Fair Value Measurement

The Trust’s assets recorded at fair value have been categorized based upon a fair value hierarchy as described in the Trust’s significant accounting policies in Note 2. The following table presents information about the Trust’s assets measured at fair value as of September 30, 2024:

	September 30, 2024
(Amounts are in 000’s)	Level 1	Level 2	Level 3	Total
Investment in bitcoin	$11,483,918	$—	$—	$11,483,918
Total Investments	$11,483,918	$—	$—	$11,483,918

Geographic location as well as industry/strategy classification for all investments is detailed in the accompanying Schedule of Investment.

Note 5: Capital

The Trust is an exchange-traded product. The Trust continuously offers Baskets consisting of Shares to Authorized Participants. The number of outstanding Shares is expected to increase and decrease from time to time as a result of the issuance and redemption of Baskets. The issuance and redemption of Baskets requires the delivery to the Trust or the distribution by the Trust of the amount of cash represented by the Trust’s NAV of the Baskets being issued or redeemed. The total amount of cash required for the issuance or redemption of Baskets will be based on the combined net assets represented by the number of Baskets being issued or redeemed.

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

Note 8: Financial Highlights

The Trust is presenting the following financial highlights related to investment performance and operations of a Share outstanding for the period January 11, 2024 (commencement of operations) through September 30, 2024. The total return, at net asset value is based on the change in NAV of a Share during the period and the total return, at market value is based on the change in market value of a Share on the Exchange during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

For the period January 11, 2024 (commencement of operations) through September 30,
2024
Per Share Activity
Net Asset Value, beginning of period	$40.00
Net investment income (loss) (1)	(0.03)
Net realized and change in unrealized gain (loss)	15.69
Net increase (decrease) in net assets resulting from operations	15.66
Net Asset Value, end of period	$55.66
Market Value per Share, beginning of period	40.00
Market Value per Share, end of period	$55.53
Total Return, at Net Asset Value (2)	39.15%
Total Return, at Market Value (2)	38.83%
Ratios to Average Net Assets
Net investment income (loss) (3)	(0.07)%
Expenses, gross (3)	0.25%
Expenses, net of waivers (3)	0.07%

(1) Based on average shares outstanding during the period.

(2) Percentages are not annualized.

(3) Percentages are annualized.

Note 9: Subsequent Events

In preparation of the financial statements, management has evaluated the events and transactions subsequent to September 30, 2024, and determined that there are no subsequent events or transactions that would require adjustments to or disclosures in the Trust’s financial statements.

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

Overview of the Trust

Fidelity Wise Origin Bitcoin Fund (the “Trust”) is an exchange-traded product that issues shares of beneficial interest (the “Shares”) that trade on the Cboe BZX Exchange, Inc. (the “Exchange”). The Trust’s investment objective is to seek to track the performance of bitcoin, as measured by the performance of the Fidelity Bitcoin Reference Rate (the “Index”), adjusted for the Trust’s expenses and other liabilities. The Index is constructed using bitcoin price feeds from eligible bitcoin spot markets and a volume-weighted median price (“VWMP”) methodology, calculated every 15 seconds based on VWMP spot market data over rolling sixty-minute increments. The Index is designed to reflect the performance of bitcoin in U.S. dollars. In seeking to achieve its investment objective, the Trust holds bitcoin and values its Shares daily based on the same methodology used to calculate the Index. The Trust is sponsored by FD Funds Management LLC (the “Sponsor”), a wholly owned subsidiary of FMR LLC.

The Trust is passively managed and does not pursue active management investment strategies, invest in derivatives, or loan or pledge its assets. The Sponsor believes that the Shares are designed to provide investors with a cost-effective and convenient way to invest in bitcoin without purchasing, holding and trading bitcoin directly. The Trust sells and redeems Shares only with Authorized Participants in exchange for cash and only in blocks of 25,000 Shares. The Shareholders of the Trust take no part in the management or control, and have no voice in, the Trust’s operations or business. Except in limited circumstances, Shareholders have no voting rights under the Trust Agreement.

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

The Administrator calculates the Trust’s NAV once each Exchange trading day. The Trust’s NAV for a normal trading day is released after 4:00 p.m. Eastern time (“EST”). Trading during the core trading session on the Exchange typically closes at 4:00 p.m. EST. However, the Trust’s NAVs are not officially struck until after 4:00 p.m. EST. The pause after 4:00 p.m. EST provides an opportunity for the Sponsor to algorithmically detect, flag, investigate, and correct unusual pricing should it occur. The Sponsor has established a Valuation Committee to carry out the day-to-day fair valuation responsibilities and has adopted policies and procedures to govern the fair valuation process and the activities of the Valuation Committee. If the Valuation Committee determines in good faith that the Index does not reflect an accurate bitcoin price, then the Valuation Committee instructs the Administrator to employ an alternative method to determine the fair value of the Trust’s assets. In determining an alternative fair value method, the Valuation Committee generally considers such criteria as observable market-based inputs, including market quotations and last sale information from third-party pricing services and/or trading platforms on which bitcoin are traded. The Valuation Committee’s selection of third-party pricing services used considers the qualifications, experience, and history of the pricing services and whether their valuation methodologies and procedures are reasonably designed to produce prices that reflect fair value under the prevailing market conditions.

In addition, in order to provide updated information relating to the Trust for use by Shareholders and market professionals, a third-party financial data provider will calculate and disseminate throughout the core trading session on each trading day an updated intraday indicative value (“IIV”). The IIV will be calculated based on the Trust’s bitcoin holdings and any other assets expected to comprise that day’s Trust’s NAV calculation. The third-party financial data provider will use the Blockstream Crypto Data Feed Streaming Level 1 as the pricing source for the spot bitcoin. The Blockstream Crypto Data Feed Streaming Level 1 calculates an average of current bitcoin price levels of the bitcoin trading platforms that are available on its feed. The bitcoin trading platforms included in the Blockstream Crypto Data Feed Streaming Level 1 include Bitflyer, Bitfinex, Binance US, Bitso, Bitstamp, BTSE, CEX IO, Exmo, Gemini, itBit, LMAX Digital and OK Coin. The Trust will provide an IIV per Share updated every 15 seconds, as calculated by the Exchange or a third-party financial data provider during the Exchange’s regular trading hours of 9:30 a.m. to 4:00 p.m. EST (“Regular Trading Hours”). The IIV disseminated during Regular Trading Hours should not be viewed as an actual real-time update of the Trust’s NAV, which will be calculated only once at the end of each trading day as described herein.

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

Results of Operations

The Trust’s commencement of operations was January 11, 2024. The Trust had no operations prior to January 11, 2024, other than matters relating to its organization and the registration of the Shares under the Securities Act of 1933 (the “1933 Act”).

Effective January 9, 2024, the Trust and the Sponsor entered into a Fee Waiver Agreement in which the Sponsor agreed to waive the entirety of the Sponsor Fee (the “Waiver”) through July 31, 2024 (the “Initial Waiver Period”). Effective July 31, 2024, the Fee Waiver Agreement ended.

The Quarter Ended September 30, 2024

The Trust’s net assets increased from $10.6 billion on June 30, 2024 to $11.5 billion on September 30, 2024. The change in the Trust’s net assets resulted from an increase in outstanding Shares, which rose from 191,500,000 on June 30, 2024 to 206,275,000 on September 30, 2024 as a result of 32,675,000 Shares (1,307 Baskets) being issued and 17,900,000 Shares (716 Baskets) being redeemed during the quarter aided by an increase in the price of bitcoin, which rose 0.49% from $63,369.30 on June 30, 2024 to $63,677.63 on September 30, 2024.

The Trust’s NAV per Share increased 5.24% from $52.68 on June 28, 2024 (last business day) to $55.44 on September 30, 2024 (last business day).

The Trust’s NAV per Share of $59.36 at July 26, 2024 was the highest during the quarter, compared with a low of $46.43 at August 5, 2024.

During the quarter ended September 30, 2024, the quantity of bitcoin owned by the Trust and held by the bitcoin custodian increased from 167,462.80769789 on June 30, 2024 to 180,344.62381900 on September 30, 2024. The increase in quantity resulted from using net cash proceeds received from the increase in capital transactions to purchase bitcoin.

The net increase in net assets resulting from operations for the quarter ended September 30, 2024 was $41.0 million, driven by a net change in unrealized appreciation of investment in bitcoin of $222.3 million and a net realized loss of $176.4 million from the sale of the investment in bitcoin for the redemption of Shares.

The Period Ended September 30, 2024

The Trust’s net assets increased from $40 on December 31, 2023 to $11.5 billion on September 30, 2024. The change in the Trust’s net assets resulted from an increase in outstanding Shares, which rose from 1 on December 31, 2023 to 206,275,000 on September 30, 2024 as a result of 238,625,000 Shares (9,545 Baskets) being issued and 32,350,001 Shares (1,294 Baskets) being redeemed during the period January 11, 2024 (commencement of operations) through September 30, 2024 and an increase in the price of bitcoin, which rose 38.56% from $45,956.16 on January 11, 2024 (commencement of operations) to $63,677.63 on September 30, 2024.

The Trust’s NAV per Share increased 38.60% from $40.00 on December 31, 2023 to $55.44 on September 30, 2024 (last business day).

The Trust’s NAV per Share of $63.97 at March 13, 2024 was the highest during the period, compared with a low of $34.28 at January 23, 2024.

During the period ended September 30, 2024, the quantity of bitcoin owned by the Trust and held by the bitcoin custodian increased from 0 on December 31, 2023 to 180,344.62381900 on September 30, 2024. The increase in quantity resulted from using net cash proceeds received from the increase in capital transactions to purchase bitcoin.

The net increase in net assets resulting from operations for the period ended September 30, 2024 was $1.5 billion, driven by a net change in unrealized appreciation on investment in bitcoin of $1.8 billion and a net realized loss of $294.6 million from the sale of the investment in bitcoin for the redemption of Shares.

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

In exchange for the Sponsor Fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. The Sponsor contractually waived the Sponsor Fee until July 31, 2024. On August 1, 2024, the Sponsor Fee began accruing at an annual rate of 0.25% of the Trust’s Bitcoin Holdings.

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

Selected Operating Data

September 30, 2024
Price of bitcoin on principal market (1)	$63,677.63
NAV per Share (2)	$55.66

(1) The Trust performed an assessment of the principal market at 11:59:59 p.m., EST, on September 30, 2024.

(2) The NAV per Share was calculated using the fair value of bitcoin based on the principal market price at 11:59:59 p.m., EST, on September 30, 2024.

September 30, 2024
(Last Business Day)
Index price (3)	$63,424.48
Trust’s NAV per Share (3)	$55.44

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

As of 4:00 p.m., EST, on the last business day of the quarter ended September 30, 2024, the Trust’s total value of bitcoin based on the Index Price (non-GAAP methodology) was $11,438,263,987 and the total market value of the Trust’s bitcoin based on the price of a bitcoin at 4:00 p.m., EST, in the principal market was $11,445,528,268.

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

The following chart illustrates the movement in the Index Price, the principal market price, and the Trust’s NAV per Share from January 11, 2024 (commencement of operations) to September 30, 2024.

Movement in Index Price, Principal Market Price, and Trust's NAV per Share
80%
60%
40%
20%
0%
-20%
-40%
January 2024
February 2024
March 2024
April 2024
May 2024
June 2024
July 2024
August 2024
September 2024
Index Price
Price of bitcoin on principal market
Trust's NAV per Share

During the period from January 11, 2024 to September 30, 2024, the Index Price has ranged from $39,198.82 on January 23, 2024 to $73,153.50 on March 13, 2024. The Sponsor has not observed a material difference between the Index Price and average prices from the constituent bitcoin spot markets individually or as a group.

During the period from January 11, 2024 to September 30, 2024, the market price of bitcoin, as reported on the Trust’s principal market, has ranged from $39,631.40 on January 23, 2024 to $73,308.46 on March 13, 2024.

Shares trade in the secondary market on the Exchange. Shares may trade in the secondary market at prices that are lower or higher relative to the Trust’s NAV per Share. The amount of the discount or premium in the trading price relative to the Trust’s NAV per Share may be influenced by various factors, including the number of Shareholders who seek to purchase or sell Shares in the secondary market and the liquidity of bitcoin. The following chart sets out the historical closing prices for the Shares as reported by the Exchange and the Trust’s NAV per Share from January 11, 2024 to September 30, 2024 (last business day).

Trust's NAV per Share vs. Market Price per Share
$65
$60
$55
$50
$45
$40
$35
$30
January 2024
February 2024
March 2024
April 2024
May 2024
June 2024
July 2024
August 2024
September 2024
Trust's NAV
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

(b) Not applicable.

(c) The Trust does not purchase Shares directly from its shareholders. The following table summarizes the redemptions by Authorized Participants during the nine months ended September 30, 2024:

Title of Securities Registered*	Date	Total Number of Shares Redeemed	Average Price Per Share
Fidelity® Wise Origin® Bitcoin Fund
Shares
	01/01/2024 to 1/31/2024	—	—
	02/01/2024 to 2/29/2024	—	—
	03/01/2024 to 3/31/2024	25,000	$61.96
	04/01/2024 to 04/30/2024	1,275,000	$54.05
	05/01/2024 to 05/31/2024	3,800,000	$50.29
	06/01/2024 to 06/30/2024	9,350,000	$56.77
	07/01/2024 to 07/31/2024	700,000	$57.63
	08/01/2024 to 08/31/2024	8,075,000	$51.88
	09/01/2024 to 09/30/2024	9,125,000	$49.84

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

FIDELITY WISE ORIGIN BITCOIN FUND

Date: November 13, 2024	By:	/s/ Cynthia Lo Bessette
	Name:	Cynthia Lo Bessette
	Title:	President (Principal Executive Officer)

FIDELITY WISE ORIGIN BITCOIN FUND

Date: November 13, 2024	By:	/s/ Heather Bonner
	Name:	Heather Bonner
	Title:	Treasurer (Principal Financial and Accounting Officer)

* The registrant is a trust and the persons are signing in their capacities as officers of FD Funds Management LLC, the Sponsor of the registrant.

1.9912507.100

WOB-10Q3-1124