Form 10-K
period 2024-12-31
Fidelity Wise Origin Bitcoin Fund
filed 2025-03-14
CIK 1852317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: NoT APPLICABLE

Number of Shares outstanding as of March 10, 2025: 226,978,476

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

Item 1. Business.

Summary

Fidelity Wise Origin Bitcoin Fund (the “Trust”) is a Delaware statutory trust formed on March 17, 2021. The Trust issues common shares of beneficial interest (“Shares”), which represent fractional undivided beneficial interest in and ownership of the Trust. The Shares of the Trust are listed on the Cboe BZX Exchange, Inc. (“Cboe BZX”). FD Funds Management LLC (the “Sponsor”) is the sponsor of the Trust, CSC Delaware Trust Company (the “Trustee”) is the trustee of the Trust, State Street Bank and Trust Company (“State Street” or the “Transfer Agent”) is the Trust’s transfer agent (in such capacity, the “Transfer Agent”) and cash custodian (in such capacity, the “Cash Custodian”), and Fidelity Digital Asset Services, LLC (“FDAS” or the “Custodian”) is the custodian for the Trust, and holds all of the Trust’s bitcoin on the Trust’s behalf. The operations of the Trust are governed by an Amended and Restated Trust Agreement of the Trust, among the Trustee, the Sponsor, and the shareholders from time to time thereunder (the “Shareholders”), as may be amended from time to time (the “Trust Agreement”). The Trust is an exchange-traded product. When the Trust sells or redeems its Shares, it will do so in blocks of 25,000 Shares (a “Basket”) based on the quantity of bitcoin attributable to each Share of the Trust (net of accrued but unpaid expenses and liabilities).

The Trust’s commencement of operations was January 11, 2024. The Trust did not have any operations prior to January 11, 2024, other than matters relating to its organization and the registration of the Shares under the Securities Act of 1933 (the “1933 Act”).

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

Investment Objectives and Principal Investment Strategies

Investment Objectives

The Trust’s investment objective is to seek to track the performance of bitcoin, as measured by the performance of the Fidelity Bitcoin Reference Rate (the “Index”), adjusted for the Trust’s expenses and other liabilities. The Index is designed to reflect the performance of bitcoin in U.S. dollars. In seeking to achieve its investment objective, the Trust holds bitcoin.

Principal Investment Strategies

The Trust holds bitcoin and values its Shares daily as of 4:00 p.m. Eastern time (“EST”) using the same methodology used to calculate the Index. All of the Trust’s bitcoin is held by the Custodian.

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

The Trust provides exposure to the value of bitcoin, and the Shares of the Trust are valued on a daily basis using the same methodology used to calculate the Index. The Trust provides investors with the opportunity to access the market for bitcoin through a traditional brokerage account without the potential barriers to entry or risks involved with holding or transferring bitcoin directly, acquiring it from a bitcoin spot market, or mining it. The Trust is passively managed and does not pursue active management investment strategies. The Trust keeps custody of its bitcoin at an affiliate of the Sponsor, Fidelity Digital Asset Services, LLC (“FDAS” or the “Custodian”), a New York state limited purpose trust company that provides custody and trade execution services for digital assets. The Trust will not invest in derivatives.

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

The only digital asset that will be held by the Trust is bitcoin. The Trust has adopted the following procedures to address situations involving a fork that results in the issuance of new cryptocurrency that the Trust may receive. The Trust may receive or claim rights to any digital assets created by a fork of the Bitcoin network that are supported by the Custodian and for which the Trust’s trading counterparties support a secondary market. Before the Trust claims any digital asset resulting from a fork in the Bitcoin network (other than what the Sponsor determines to be bitcoin), the Trust would need to seek and obtain certain regulatory approvals, including an amendment to the Trust’s registration statement and approval of an application by the Exchange to amend its listing rules. If such approvals are not obtained, the Sponsor will cause the Trust to irrevocably abandon such digital asset. The Trust Agreement requires that, if the Trust receives or claims a forked asset, the Sponsor will cause the forked asset to be sold and have the proceeds distributed to the Shareholders. The Trust is under no obligation to claim the forked asset if doing so will expose the Trust’s (original) bitcoin holdings to risk. Alternatively, the Custodian may not agree to provide the Trust with access to the forked asset.

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

Mathematically Controlled Supply

The supply of new bitcoin is mathematically controlled and the number of bitcoin grows at a limited rate pursuant to a pre-set schedule. The number of bitcoin awarded for solving a new block is automatically cut in half after every 210,000 blocks are added to the Bitcoin Blockchain. This is referred to as a “blockhalf.” At the time of this Annual Report, the fixed reward for solving a new block is 3.125 bitcoin per block. This is expected to decrease by half, to become 1.5625 bitcoin after the next 210,000 blocks are entered into the Bitcoin network. This deliberately controlled rate of bitcoin creation means that the number of bitcoin in existence will increase at a controlled rate until the number of bitcoin in existence reaches the pre-determined amount of 21 million bitcoin. As of December 2024, just over 19.8 million bitcoin has been mined, and estimates of when the 21 million bitcoin limitation will be reached range up to the year 2140. There are websites that keep track of the bitcoin supply and continuously update key information related to bitcoin mining and monitoring, such as the total number of bitcoin in circulation and total bitcoin left to mine before the next blockhalf.

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

In addition, bitcoin futures and options trading occurs on exchanges in the U.S. regulated by the CFTC. The market for CFTC-regulated trading of bitcoin derivatives has developed substantially. From January 1, 2024 through December 31, 2024, CFTC regulated bitcoin futures represented between $1.0 billion and $11.84 billion in notional trading volume on Chicago Mercantile Exchange on a daily basis and notional volume was never below $4.33 billion and represented over $23.63 billion in open interest for the entirety of the period.

Although bitcoin was the first digital asset, in the ensuing years, the number of digital assets, market participants and companies in the space has increased dramatically. In addition to bitcoin, other well-known digital assets include Ethereum, XRP, bitcoin cash, and Litecoin. The category and protocols are still being defined and evolving. As of December 31, 2024, bitcoin had a total market capitalization of approximately $1.85 trillion and represented approximately 56% of the entire digital asset market.

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

Various foreign jurisdictions have adopted, and may continue to, in the near future, adopt laws, regulations or directives that affect the Bitcoin network, the bitcoin markets, and their users, particularly bitcoin spot markets and service providers that fall within such jurisdictions’ regulatory scope. Several foreign jurisdictions have developed varying levels of regulatory frameworks surrounding exchange-traded bitcoin products.

The effect of any future regulatory change on the Trust or bitcoin is impossible to predict, but such change could be substantial and adverse to the Trust and the value of the Shares.

Calculation of Net Asset Value

For purposes of calculating the Trust’s net asset value (“NAV”) per Share, the Trust’s holdings of bitcoin are valued using the same methodology as used to calculate the Index. The Index is constructed using bitcoin price feeds from eligible spot markets and the VWMP methodology, calculated every 15 seconds based on VWMP market data over rolling sixty-minute increments.

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

In addition, in order to provide updated information relating to the Trust for use by Shareholders and market professionals, a third-party financial data provider will calculate and disseminate throughout the core trading session on each trading day an updated intraday indicative value (“IIV”). The IIV will be calculated based on the Trust’s bitcoin holdings and any other assets expected to comprise that day’s NAV calculation. The third-party financial data provider will use the Blockstream Crypto Data Feed Streaming Level 1 as the pricing source for the spot bitcoin. The Blockstream Crypto Data Feed Streaming Level 1 calculates an average of current bitcoin price levels of the bitcoin trading platforms that are available on its feed. The bitcoin trading platforms included in the Blockstream Crypto Data Feed Streaming Level 1 include Bitfinex, Bitstamp, and Gemini. The Trust will provide an IIV per Share updated every 15 seconds, as calculated by the Exchange or a third-party financial data provider during the Exchange’s regular trading hours of 9:30 a.m. to 4:00 p.m. EST (“Regular Trading Hours). The IIV disseminated during Regular Trading Hours should not be viewed as an actual real-time update of the NAV, which will be calculated only once at the end of each trading day as described herein. The IIV will be widely disseminated on a per Share basis every 15 seconds during Regular Trading Hours through the facilities of the consolidated tape association (CTA) and Consolidated Quotation System (CQS) high speed lines. In addition, the IIV will be available through on-line information services such as Bloomberg and Reuters.

The Trust’s periodic financial statements may not utilize the net asset value of the Trust determined by reference to the Index to the extent the methodology used to calculate the Index is deemed not to be consistent with GAAP. The Trust’s periodic financial statements will be prepared in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) and utilize an exchange-traded price from the Trust’s principal market for bitcoin on the Trust’s financial statement measurement date. The Sponsor will determine in its sole discretion the valuation sources and policies used to prepare the Trust’s financial statements in accordance with GAAP. The Trust intends to engage a third-party vendor to obtain a price from a principal market for bitcoin, which will be either the market the Trust normally transacts in for bitcoin or, if the Trust does not normally transact in any market or such market suffers an operational interruption and is unavailable, determined and designated by such third-party vendor daily based on its consideration of several exchange characteristics, including oversight, and the volume and frequency of trades. Under GAAP, such a price is expected to be deemed a Level 1 input in accordance with the ASC Topic 820 because it is expected to be a quoted price in active markets for identical assets or liabilities.

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

Fees and Expenses

Sponsor Fee

The Trust pays the Sponsor an annual unified fee of 0.25% of the Trust’s Bitcoin Holdings (the “Sponsor Fee”). The Trust’s “Bitcoin Holdings” is the quantity of the Trust’s bitcoin plus any cash or other assets held by the Trust represented in bitcoin as calculated using the Index price, less its liabilities (which include estimated accrued but unpaid fees and expenses) represented in bitcoin as calculated using the Index price. The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement. The Administrator calculates the Sponsor Fee in respect of each day by reference to the prior day’s Bitcoin Holdings. The Sponsor Fee is accrued daily in bitcoin and payable monthly in bitcoin or cash. To the extent there are any on-chain transaction fees incurred in connection with the transfers of bitcoin to pay the Sponsor Fee, the Sponsor, and not the Trust, shall bear such fees. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor Fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver.

Routine Operational, Administrative and Other Ordinary Expenses

As partial consideration for its receipt of the Sponsor Fee, the Sponsor is obligated under the Trust Agreement to assume and pay all fees and other expenses incurred by the Trust in the ordinary course of its affairs, excluding taxes, but including: (i) the fees of the Trust’s third-party service providers including the Distributor, the Administrator, the Custodian, the Transfer Agent, the Index Provider and the Trustee, (ii) the fees and expenses related to the listing, quotation or trading of the Shares on the Exchange (including customary legal, marketing and audit fees and expenses), (iii) ordinary course legal fees and expenses, (iv) audit fees, (v) regulatory fees, including, if applicable, any fees relating to the registration of the Shares under the 1933 Act or the 1934 Act, (vi) printing and mailing costs, (vii) costs of maintaining the Trust’s website and (viii) applicable license fees (each, a “Sponsor-paid Expense” and collectively, the “Sponsor-paid Expenses”), provided that any expense that qualifies as an Extraordinary Expense will be deemed to be an Extraordinary Expense and not a Sponsor-paid Expense. There is no cap on the amount of Sponsor-paid Expenses. The Sponsor has also assumed all fees and expenses related to the organization and offering of the Trust and the Shares.

Non Recurring Fees and Expenses

The Trust may incur certain extraordinary, nonrecurring expenses that are not Sponsor-paid Expenses, including, but not limited to, brokerage and transaction costs associated with the sale or transfer of bitcoin, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of shareholders, any indemnification of the Custodian or other agents, service providers or counterparties of the Trust, and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively, “Extraordinary Expenses”).

To the extent it does not have cash readily available, the Sponsor shall cause the transfer or sale of bitcoin in such quantity as may be necessary to permit the payment of Trust expenses and liabilities not assumed by the Sponsor or for payment of redemption proceeds to Authorized Participants. To the extent on-chain transaction fees are incurred in connection with transfers or sales of bitcoin to pay Extraordinary Expenses, the Trust will bear such fees. The Trust will seek to transfer bitcoin at such times and in the smallest amounts required to permit such payments as they become due. With respect to transfers or sales necessary to pay Trust expenses and liabilities that are denominated other than in bitcoin, the amount of bitcoin transferred or sold may vary from time to time depending on the actual sales price of bitcoin relative to the Trust’s expenses and liabilities (e.g., if the price of bitcoin falls, the amount of bitcoin needed to be transferred or sold to pay an expense denominated in U.S. dollars will increase). To the extent the Trust must buy or sell bitcoin, the Trust may do so through a third-party digital asset broker or dealer, including affiliates of the Sponsor and the Custodian. When the Trust buys or sells bitcoin, the Sponsor seeks quotes from its bitcoin trading counterparties. Such transactions are typically conducted over the counter rather than over a trading platform or similar order matching service. The Sponsor will select third party brokers or dealers that it believes have implemented adequate anti-money laundering, know-your-customer and other legal compliance policies and procedures. The Sponsor does not currently contemplate utilizing prime brokerage or similar services in connection with the Trust’s purchases and sales of bitcoin, however it may determine to do so in the future.

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

Authorized Participants are the only persons that may place orders to create and redeem Baskets. Authorized Participants must be (1) registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions described below and (2) DTC Participants. To become an Authorized Participant, a person must enter into an Authorized Participant Agreement with the Distributor. As of the Trust’s commencement of operations, Baskets may only be purchased or redeemed by Authorized Participants for cash.

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

Delivery of Required Deposits

An Authorized Participant who places a purchase order must follow the procedures outlined in the “Creation Procedures” as summarized below and further described in the Trust’s registration statement. Upon receipt of the deposit amount by the Cash Custodian the Transfer Agent will direct DTC to credit the number of Shares ordered to the Authorized Participant’s DTC account on the following business day or such later time as may be agreed upon by the Authorized Participant and the Sponsor, following the Purchase Order Date. The Sponsor has the authority to set or modify the cut-off time for purchase orders in order for the creation of Baskets to be effected based on the Index price at 4:00 p.m. EST as next determined on such date after receipt of the order in proper form. For example, the Sponsor may modify the cut-off time in the event of an early market close, perceived capacity constraints from the Trust’s bitcoin trading counterparties, or highly volatile markets. Cut-off times are communicated periodically to Authorized Participants. In circumstances where purchase orders are due before 4:00 p.m. EST, Authorized Participants will not know the total Basket Deposit at the time they submit a purchase order for the Basket. The Trust’s NAV and the price of a Basket Deposit could rise or fall substantially between the time a purchase order is submitted and the time the amount of the purchase price in respect thereof is determined, and the risk of such price movements will be borne solely by the Authorized Participant.

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

Any such suspension may cause the price of the Shares to deviate more significantly from the Trust’s NAV per Share than would be the case if such suspension had not occurred. The Trust will notify Shareholders of any such suspension in a prospectus supplement and/or a current report on Form 8-K or in its annual or quarterly reports.

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

Taxation of U.S. Shareholders

Each Shareholder will be treated, for U.S. federal income tax purposes, as if it directly owned a pro rata share of the underlying assets held in the Trust. A Shareholder also will be treated as if it directly received its respective pro rata share of the Trust’s income, if any, and as if it directly incurred its respective pro rata share of the Trust’s expenses, subject to some specialized allocation rules for widely held fixed investment trusts. In the case of a Shareholder that acquires Shares as part of the creation of a Basket in cash, the delivery of cash to the Trust in exchange for a pro rata share of the underlying bitcoin represented by the Shares and the additional bitcoin purchased with the cash will not be a taxable event to the Shareholder, and the Shareholder’s tax basis and holding period for the Shareholder’s pro rata share of the bitcoin held in the Trust will be based upon the amount of cash contributed and the date that the Trust purchased the bitcoin with the cash. For purposes of this discussion, and unless stated otherwise, it is assumed that all of a Shareholder’s Shares are acquired on the same date and at the same price per Share. Shareholders that hold multiple lots of Shares, or that are contemplating acquiring multiple lots of Shares, should consult their own tax advisers as to the determination of the tax basis and holding period for the underlying bitcoin related to such Shares.

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

Upon a Shareholder’s sale of some or all of its Shares, the Shareholder will be treated as having sold the pro rata share of the bitcoin held in the Trust at the time of the sale that is attributable to the Shares sold. Accordingly, the Shareholder generally will recognize gain or loss on the sale in an amount equal to the difference between (a) the amount realized pursuant to the sale of the Shares, and (b) the Shareholder’s tax basis for the pro rata share of the bitcoin held in the Trust at the time of sale that is attributable to the Shares sold, as determined in the manner described in the preceding paragraph. A selling Shareholder may recognize additional gain or loss when the Trust sells or disposes bitcoin, as described above, attributable to the portion of the year the Shares were held. Based on current IRS guidance, such gain or loss on the sale of Shares (as well as any gain or loss realized by a Shareholder on account of the Trust selling bitcoin) will generally be long-term capital gain or loss if the Shareholder has a holding period of greater than one year in its pro rata share of the bitcoin that was sold and otherwise will be short-term capital gain or loss.

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

After any sale or redemption of less than all of a Shareholder’s Shares, the Shareholder’s tax basis for its pro rata share of the bitcoin held in the Trust immediately after such sale or redemption generally will be equal to its tax basis in its share of the total amount of the bitcoin held in the Trust immediately prior to the sale or redemption, less the portion of such basis which is taken into account in determining the amount of gain or loss recognized by the Shareholder upon such sale or cash redemption or, in the case of an in-kind redemption for bitcoin, that is treated as the basis of the bitcoin received by the Shareholder in the redemption.

Except for cash temporarily held to pay Trust expenses, to facilitate redemption transactions, or received in creation transactions, the Trust will only invest in bitcoin. In the event of a fork, the Sponsor will cause the Trust to irrevocably abandon any digital asset resulting from a fork in the Bitcoin network (other than what the Sponsor determines to be bitcoin). If the Trust were to change this policy, the Trust would need to seek and obtain certain regulatory approvals, including an amendment to the Trust’s registration statement and approval of an application by the Exchange to amend its listing rules. If, despite such abandonment, the Trust were to receive any digital asset resulting from a fork in the Bitcoin network (other than what the Sponsor determines to be bitcoin), the Trust Agreement requires the Sponsor to cause the forked asset to be sold and have the proceeds distributed to the Shareholders. The sale of a forked asset received by the Trust will give rise to gain or loss, for U.S. federal income tax purposes, if the amount realized on the sale differs from the value of the new forked asset at the time it was received by the Trust. A hard fork may therefore give rise to additional tax liabilities for Shareholders.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

The Sponsor, Fidelity Management & Research Company LLC, and their respective affiliates operating as a business organization (collectively, “Fidelity”) and its Enterprise Cybersecurity organization, on behalf of the Trust, have established a comprehensive risk management program, which includes processes to identify, assess, and manage cybersecurity risks, including material risks from cybersecurity threats, and to put in place appropriate controls to mitigate these risks and reduce the potential impact to the Trust and its Shareholders. The Trust does not have any employees and relies upon Fidelity and its Enterprise Cybersecurity organization for the Trust’s day-to-day operations and to establish strategies, policies, and standards for the security of, and operations in, cyberspace.

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

The CRMC is responsible for assessing and managing material risks from cybersecurity threats. In connection with the Trust's reliance on Fidelity and its Enterprise Cybersecurity organization, the CRMC relies on the cybersecurity expertise of Fidelity’s CISO and members of the CISO’s staff to assist in assessing and managing the Trust's material risks from cybersecurity threats. The CISO has over thirty years of experience as a technology and information risk management leader, holding global senior management roles with large, diversified financial services companies. He has served as Fidelity’s CISO since May 2024.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

a) The Shares of the Trust are listed in the accompanying table. The date the Shares of the Trust began trading, their symbols and their primary listing exchange are indicated below:

Trust	Commencement of Operations	Ticker Symbol	Name of each exchange on which registered
Fidelity Wise Origin Bitcoin Fund	January 11, 2024	FBTC	Cboe BZX Exchange, Inc.

As of March 10, 2025, there were two DTC participating shareholders of record of the Trust. Because most of the Trust’s Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

The Trust made no distributions to Shareholders during the year ended December 31, 2024. The Trust has no obligation to make periodic distributions to Shareholders.

On January 9, 2024, the Trust sold 500,000 Shares to FMR Capital, Inc., an affiliate of the Sponsor, for $40 per Share in a transaction exempt from registration under Section 4(a)(2) of the 1933 Act. Proceeds from such sale were used to purchase bitcoin.

On December 6, 2024, pursuant to an Asset Purchase and Contribution Agreement, the Trust purchased all of the bitcoin assets of the Wise Origin Bitcoin Index Fund I, L.P, a Delaware limited partnership managed by the Sponsor, in exchange for 1,453,476 Shares of the Trust with a value of $129,377,662. The transaction was exempt from registration under Section 4(a)(2) of the 1933 Act.

b) Not applicable.

c) The Trust does not purchase Shares directly from its shareholders. The following table summarizes the redemptions by Authorized Participants during the three months ended December 31, 2024:

Title of Securities Registered*	Date	Total Number of Shares Redeemed	Average Price Per Share
Fidelity® Wise Origin® Bitcoin Fund
Shares
	10/01/2024 to 10/31/2024	6,250,000	$55.23
	11/01/2024 to 11/30/2024	12,200,000	$72.25
	12/01/2024 to 12/31/2024	12,250,000	$84.35

* The registration statement covers an indeterminate amount of securities to be offered or sold.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, our audited financial statements and related notes included elsewhere in this Annual Report, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The following discussion may contain forward-looking statements based on assumptions we believe to be reasonable. Our actual results could differ materially from those discussed in these forward-looking statements.

Overview of the Trust

Fidelity Wise Origin Bitcoin Fund (the “Trust”) is an exchange-traded product that issues shares of beneficial interest (the “Shares”) that trade on the Cboe BZX Exchange, Inc. (the “Exchange”). The Trust’s investment objective is to seek to track the performance of bitcoin, as measured by the performance of the Index, adjusted for the Trust’s expenses and other liabilities. The Index is constructed using bitcoin price feeds from eligible bitcoin spot markets and a volume-weighted median price (“VWMP”) methodology, calculated every 15 seconds based on VWMP spot market data over rolling sixty-minute increments. The Index is designed to reflect the performance of bitcoin in U.S. dollars. In seeking to achieve its investment objective, the Trust holds bitcoin and values its Shares daily based on the same methodology used to calculate the Index. The Trust is sponsored by FD Funds Management LLC (the “Sponsor”), a wholly owned subsidiary of FMR LLC.

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

Effective January 9, 2024, the Trust and the Sponsor entered into a Fee Waiver Agreement in which the Sponsor agreed to waive the entirety of the Sponsor Fee (the “Waiver”) through July 31, 2024. Effective July 31, 2024, the Waiver ended pursuant to the terms of the Fee Waiver Agreement.

The Year Ended December 31, 2024

The Trust’s net assets increased from $40 on December 31, 2023 to $18.8 billion on December 31, 2024. The change in the Trust’s net assets resulted from an increase in outstanding Shares, which rose from 1 on December 31, 2023 to 230,678,476 on December 31, 2024. This was as a result of 293,728,476 Shares (11,671 Baskets), including 500,000 Shares to FMR Capital, Inc. and 1,453,476 Shares to Wise Origin Bitcoin Index Fund I, L.P as part of transactions exempt from registration under Section 4(a)(2) of the 1933 Act, being issued and 63,050,001 Shares (2,522 Baskets) being redeemed during the period January 11, 2024 (commencement of operations) through December 31, 2024 and an increase in the price of bitcoin, which rose 103.16% from $45,956.16 on January 11, 2024 (commencement of operations) to $93,365.36 on December 31, 2024.

The Trust’s NAV per Share increased 104.50% from $40.00 on December 31, 2023, to $81.80 on December 31, 2024 (last business day).

The Trust’s NAV per Share of $93.22 at December 17, 2024, was the highest during the period, compared with a low of $34.28 at January 23, 2024.

During the period ended December 31, 2024, the quantity of bitcoin owned by the Trust and held by the bitcoin custodian increased from 0 on December 31, 2023 to 201,556.08413894 on December 31, 2024. The increase in quantity resulted from using net cash proceeds received from the increase in capital transactions to purchase bitcoin.

The net increase in net assets resulting from operations for the period ended December 31, 2024, was $6.9 billion, driven by a net change in unrealized appreciation on investment in bitcoin of $7.4 billion and a net realized loss of $390.6 million from the sale of the investment in bitcoin for the redemption of Shares.

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

Selected Operating Data

December 31, 2024
Price of bitcoin on principal market (1)	$93,365.36
NAV per Share (2)	$81.56

(1) The Trust performed an assessment of the principal market at 11:59:59 p.m., EST, on December 31, 2024.

(2) The NAV per Share was calculated using the fair value of bitcoin based on the principal market price at 11:59:59 p.m., EST, on December 31, 2024.

December 31, 2024
(Last Business Day)
Index price (3)	$93,642.66
Trust’s NAV per Share (3)	$81.80

(3) The Trust’s NAV per Share is derived from the Index Price as represented by the Index as of 4:00 p.m., EST, on the last business day of the period. The Trust’s NAV per Share is calculated using a non-GAAP methodology. Refer to the “Overview of the Trust” and “Valuation of Bitcoin and Computation of Net Asset Value” sections of Item 7 herein for a description of the Index methodology and calculation of the Trust’s NAV per Share. The bitcoin spot markets included in the Index as of the last business day of the quarter were Bitstamp, Coinbase, Gemini, itBit, Kraken, and LMAX Digital.

As of 4:00 p.m., EST, on the last business day of the quarter ended December 31, 2024, the Trust’s total value of bitcoin based on the Index Price (non-GAAP methodology) was $18,874,247,858 and the total market value of the Trust’s bitcoin based on the price of a bitcoin at 4:00 p.m., EST, in the principal market was $18,823,929,382.

Analysis of Price Movements

Investors should understand the relationship between the Index Price (non-GAAP measurement of the price of bitcoin), the Trust’s NAV per Share (non-GAAP measurement of the price of bitcoin affected by non-bitcoin net assets, such as the Sponsor Fee), the Trust’s market price per share, and bitcoin’s principal market price. Investors should also be aware that past movements are not indicators of future movements. Movements may be influenced by various factors, including, but not limited to, government regulation, security breaches experienced by service providers, as well as political and economic uncertainties around the world.

The following chart illustrates the movement in the Index Price, the principal market price, and the Trust’s NAV per Share from January 11, 2024 (commencement of operations) to December 31, 2024.

Movement in Index Price, Principal Market Price, and Trust's NAV per Share
140%
120%
100%
80%
60%
40%
20%
0%
-20%
-40%
January 2024
February 2024
March 2024
April 2024
May 2024
June 2024
July 2024
August 2024
September 2024
October 2024
November 2024
December 2024
Index Price
Price of bitcoin on principal market
Trust's NAV per Share

During the period from January 11, 2024, to December 31, 2024, the Index Price has ranged from $39,198.82 on January 23, 2024, to $106,699.00 on December 17, 2024. The Sponsor has not observed a material difference between the Index Price and average prices from the constituent bitcoin spot markets individually or as a group.

During the period from January 11, 2024, to December 31, 2024, the 11:59:59 p.m. EST market price of bitcoin, as reported on the Trust’s principal market, has ranged from $39,631.40 on January 23, 2024, to $106,516.00 on December 17, 2024.

Shares trade in the secondary market on the Exchange. Shares may trade in the secondary market at prices that are lower or higher relative to the Trust’s NAV per Share. The amount of the discount or premium in the trading price relative to the Trust’s NAV per Share may be influenced by various factors, including the number of Shareholders who seek to purchase or sell Shares in the secondary market and the liquidity of bitcoin. The following chart sets out the historical closing prices for the Shares as reported by the Exchange and the Trust’s NAV per Share from January 11, 2024, to December 31, 2024.

Trust's NAV per Share vs. Market Price per Share
$110
$100
$90
$80
$70
$60
$50
$40
$30
January 2024
February 2024
March 2024
April 2024
May 2024
June 2024
July 2024
August 2024
September 2024
October 2024
November 2024
December 2024
Trust's NAV
Market Price per Share

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, the Trust is not required to provide the information required by this item in this Annual Report.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of Fidelity Wise Origin Bitcoin Fund

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of Fidelity Wise Origin Bitcoin Fund (the “Trust”) as of December 31, 2024 and 2023, including the schedule of investment as of December 31, 2024, and the related statements of operations, changes in net assets and cash flows for the year ended December 31, 2024 and for the period November 30, 2023 (seeding date) through December 31, 2023, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2024 and 2023, and the results of its operations, changes in its net assets and its cash flows for the year ended December 31, 2024 and for the period November 30, 2023 (seeding date) through December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on the Trust’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Trust's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 14, 2025

We have served as the Trust's auditor since 2023.

Fidelity Wise Origin Bitcoin Fund

Statements of Assets and Liabilities

(Amounts in 000’s of US$, except for share and per share data)	December 31, 2024	December 31, 2023
Assets
Investment in bitcoin, at fair value (cost $11,468,257 and $0 at December 31, 2024 and December 31, 2023, respectively)	$18,818,357	$—
Cash	—	—
Receivables from issuance of capital shares	36,834	—
Total Assets	$18,855,191	$—
Liabilities
Payable for purchases of bitcoin	36,834	—
Sponsor fee payable	3,967	—
Total Liabilities	$40,801	$—
Commitments and Contingencies (Note 6)
Net Assets
Shares, no par value (unlimited shares authorized) 230,678,476 and 1 share(s) issued and outstanding at December 31, 2024 and December 31, 2023, respectively	—	—
Paid-in-capital	11,871,463	—
Total distributable earnings (loss)	6,942,927	—
Total Net Assets	$18,814,390	$—
Net Asset Value per share (230,678,476 and 1 share(s) issued and outstanding as of December 31, 2024 and December 31, 2023, respectively)	$81.56	$40.00

Values shown as $— in the Statements of Assets and Liabilities may reflect amounts less than $500.

The accompanying notes are an integral part of these financial statements

Fidelity Wise Origin Bitcoin Fund

Statements of Operations

(Amounts in 000’s of US$)	Year Ended December 31,	For the period November 30, 2023 (seeding date) through December 31,
	2024	2023
Investment Income:
Investment income	$—	$—
Expenses:
Sponsor fee	26,634	—
Total Expenses Before Waiver	26,634	—
Sponsor fee waived	(11,603)	—
Net Expenses	15,031	—
Net Investment Income (Loss)	$(15,031)	$—
Net Realized and Change in Unrealized Gain (Loss) from:
Net realized gain (loss) on investment in bitcoin sold for redemptions	(390,630)	—
Net realized gain (loss) on investment in bitcoin transferred to pay the Sponsor fee	(1,512)	—
Net change in unrealized appreciation (depreciation) on investment in bitcoin	7,350,100	—
Net Realized and Change in Unrealized Gain (Loss) on Investment in Bitcoin	$6,957,958	$—
Net Increase (Decrease) in Net Assets Resulting from Operations	$6,942,927	$—

Values shown as $— in the Statements of Operations may reflect amounts less than $500.

The accompanying notes are an integral part of these financial statements

Fidelity Wise Origin Bitcoin Fund

Statements of Changes in Net Assets

(Amounts in 000’s of US$, except for shares)	Year Ended December 31,	For the period November 30, 2023 (seeding date) through December 31,
	2024	2023
Net Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$(15,031)	$—
Net realized gain (loss) on investment in bitcoin sold for redemptions	(390,630)	—
Net realized gain (loss) on investment in bitcoin transferred to pay the Sponsor fee	(1,512)	—
Net change in unrealized appreciation (depreciation) on investment in bitcoin	7,350,100	—
Net Increase (Decrease) in Net Assets Resulting from Operations	$6,942,927	$—
Capital Share Transactions:
Shares issued	$15,837,821	$—
Shares redeemed	(3,966,358)	—
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	11,871,463	—
Total Increase (Decrease) in Net Assets	18,814,390	—
Net Assets, beginning of period	—	—
Net Assets, End of Period	$18,814,390	$—
Changes in Shares Outstanding:
Shares outstanding, beginning of period	1	—
Shares issued	293,728,476	1
Shares redeemed	(63,050,001)	—
Net Increase in Shares	230,678,475	1
Shares Outstanding, End of Period	230,678,476	1

Values shown as $— in the Statements of Changes in Net Assets may reflect amounts less than $500.

The accompanying notes are an integral part of these financial statements

Fidelity Wise Origin Bitcoin Fund

Statements of Cash Flows

(Amounts in 000’s of US$)	Year Ended December 31,	For the period November 30, 2023 (seeding date) through December 31,
	2024	2023
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$6,942,927	$—
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Payments for purchases of bitcoin	(15,538,419)	—
Proceeds from bitcoin sold	3,833,168	—
Net realized (gain) loss on investment in bitcoin sold for redemptions	390,630	—
Net realized (gain) loss on investment in bitcoin transferred to pay the Sponsor fee	1,512	—
Net change in unrealized (appreciation) depreciation on investment in bitcoin	(7,350,100)	—
Transfer of bitcoin to pay the Sponsor fee	11,064	—
Increase (decrease) in Sponsor fee payable	3,967	—
Net Cash Provided by (Used in) Operating Activities	$(11,705,251)	$—
Cash Flows from Financing Activities:
Proceeds from issuance of capital shares	$15,538,419	$—
Cash paid for redemption of capital shares	(3,833,168)	—
Net Cash Provided by (Used in) Financing Activities	$11,705,251	$—
Cash
Net increase (decrease) in cash	$—	$—
Cash, beginning of the period	$—	$—
Cash, End of the Period	$—	$—
Supplemental Information and Non-Cash Financing Activities
Fair value of bitcoin received for the issuance of capital shares	$129,378	$—

Values shown as $— in the Statements of Cash Flows may reflect amounts less than $500.

The accompanying notes are an integral part of these financial statements

Fidelity Wise Origin Bitcoin Fund

Schedule of Investment

December 31, 2024

(Amounts in 000’s of US$, except for quantity of bitcoin and percentages)
Investments (a)	Quantity of Bitcoin	Cost	Fair Value	Percentage of Net Assets
Investment in bitcoin
Global
Bitcoin	201,556.08413894	$11,468,257	$18,818,357
Total Investment in bitcoin		$11,468,257	$18,818,357	100.02%
Other Assets Less Liabilities			$(3,967)	(0.02)%
Total Net Assets			$18,814,390	100.00%

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

Prior to January 11, 2024, the Trust had no operations other than matters relating to the sale and issuance of one Share of the Trust to an affiliate at a per-Share price of $40 (the “Seed Share”) on November 30, 2023. On January 9, 2024, the Seed Share was redeemed for cash and the Seed Capital Investor purchased 500,000 Shares at a per-Share price of $40 (the “Seed Baskets”). Total proceeds to the Trust from the sale of the Seed Baskets were $20,000,000. On January 10, 2024, the Trust was declared effective. On January 11, 2024, the Trust commenced operations and Shares commenced trading on Cboe BZX Exchange, Inc. (the “Exchange”).

Note 2: Significant Accounting Policies

The following is a summary of the significant accounting and reporting policies used in preparing the financial statements.

Basis of Presentation

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and are stated in US dollars. The Trust qualifies as an investment company for accounting purposes pursuant to the accounting and reporting guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”). The Trust uses fair value as its method of accounting for its investment in bitcoin in accordance with its classification as an investment company for accounting purposes. The Trust is not a registered investment company under the Investment Company Act of 1940. The Trust operates as a single operating segment. The Trusts’ profit or loss, assets, and performance are regularly monitored and assessed as a whole by the Sponsor of the Trust, using the information presented in the financial statements and financial highlights.

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

Investment Transactions and Related Investment Income

The Trust records investment transactions in bitcoin on a trade date basis. For financial reporting purposes, the Trust’s investment holdings and Paid-In-Capital include trades executed through the end of the last business day of the period. The Trust’s purchases are recorded at cost, including transaction fees, and are subsequently fair valued in accordance with the Trust’s fair valuation policy. Changes in fair value are reflected as the net change in unrealized appreciation (depreciation) on investment in bitcoin. Realized gains and losses from investment transactions are determined on the basis of identified cost and reflected as net realized gain (loss) on investment in bitcoin sold for redemptions and net realized gain (loss) on investment in bitcoin transferred to pay the sponsor fee.

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

The Sponsor evaluates tax positions taken or expected to be taken in the course of its tax treatment, and its tax reporting to its shareholders, of these positions to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of December 31, 2024, the 2023 tax year remains open for examination. There were no examinations in progress at period end.

Expenses

Expenses are recorded as accrued. Expense estimates are accrued in the period to which they relate. Expenses included in the accompanying financial statements reflect the expenses of the Trust and do not include any expenses paid by the Sponsor or related entities outside of the Trust.

New Accounting Pronouncements

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

FASB ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”) became effective in this reporting period. ASU 2023-07 enhances segment information disclosure in the notes to financial statements.

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

Effective January 9, 2024, the Trust and the Sponsor entered into a Fee Waiver Agreement in which the Sponsor agreed to waive the entirety of the Sponsor Fee (the “Waiver”) through July 31, 2024. Effective July 31, 2024, the Waiver ended pursuant to the terms of the Fee Waiver Agreement.

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

Sale of Unregistered Securities

On December 6, 2024, pursuant to an Asset Purchase and Contribution Agreement, the Trust purchased all of the bitcoin assets of the Wise Origin Bitcoin Index Fund I, L.P., a Delaware limited partnership managed by the Sponsor, in exchange for 1,453,476 Shares of the Trust with a value of $129,377,662. The transaction was exempt from registration under Section 4(a)(2) of the 1933 Act.

Note 4: Fair Value Measurement

The Trust’s assets recorded at fair value have been categorized based upon a fair value hierarchy as described in the Trust’s significant accounting policies in Note 2. The following table presents information about the Trust’s assets measured at fair value as of December 31, 2024:

	December 31, 2024
(Amounts are in 000’s)	Level 1	Level 2	Level 3	Total
Investment in bitcoin	$18,818,357	$—	$—	$18,818,357
Total Investments	$18,818,357	$—	$—	$18,818,357

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

Note 8: Financial Highlights

The Trust is presenting the following financial highlights related to investment performance and operations of a Share outstanding for the period January 11, 2024 (commencement of operations) through December 31, 2024. The total return, at net asset value is based on the change in NAV of a Share during the period and the total return, at market value is based on the change in market value of a Share on the Exchange during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

For the period January 11, 2024 (commencement of operations) through December 31,
2024
Per Share Activity
Net Asset Value, beginning of period	$40.00
Net investment income (loss) (1)	(0.08)
Net realized and change in unrealized gain (loss)	41.64
Net increase (decrease) in net assets resulting from operations	41.56
Net Asset Value, end of period	$81.56
Market Value per Share, beginning of period	40.00
Market Value per Share, end of period	$81.58
Total Return, at Net Asset Value (2)	103.90%
Total Return, at Market Value (2)	103.95%
Ratios to Average Net Assets
Net investment income (loss) (3)	(0.14)%
Expenses, gross (3)	0.25%
Expenses, net of waivers (3)	0.14%

(1) Based on average shares outstanding during the period.

(2) Percentages are not annualized.

(3) Percentages are annualized.

Note 9: Subsequent Events

In preparation of the financial statements, management has evaluated the events and transactions subsequent to December 31, 2024, and determined that there are no subsequent events or transactions that would require adjustments to or disclosures in the Trust’s financial statements.

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

Under the supervision and with the participation of the Principal Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trusts disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of December 31, 2024, the Trust’s disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

The Sponsor’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 15d-15(f). The Trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Trust’s assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Trust’s receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Sponsor’s management, under the supervision and with the participation of the Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2024. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Sponsor’s management concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting that occurred during its most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Code of Ethics

The Sponsor has adopted a code of ethics (“Code of Ethics”) that applies to its Principal Executive Officer and Principal Financial and Accounting Officer which is filed as an exhibit to this Annual Report.

Insider Trading Policies and Procedures

Because the Trust does not have directors, officers, or employees, it has not adopted insider trading policies and procedures governing the purchase, sale and/or disposition of Trust securities by such persons.

Item 11. Executive Compensation.

The Trust has no employees or directors and is managed by the Sponsor. None of the officers of the Trust, or the members or officers of the Sponsor receive compensation from the Trust.

The Sponsor receives a unified monthly Sponsor Fee from the Trust that accrues daily at an annual rate of 0.25% of the Trust’s Bitcoin Holdings.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Not applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See Item 11 above.

On December 6, 2024, pursuant to an Asset Purchase and Contribution Agreement, the Trust purchased all of the bitcoin assets of the Wise Origin Bitcoin Index Fund I, L.P., a Delaware limited partnership managed by the Sponsor, in exchange for 1,453,476 Shares of the Trust with a value of $129,377,662. The transaction was exempt from registration under Section 4(a)(2) of the 1933 Act.

Item 14. Principal Accounting Fees and Services.

(1) to (4). Fees for services performed by PricewaterhouseCoopers LLP (“PwC”) for the year ended December 31, 2024 and the period November 30, 2023 (seeding date) through December 31, 2023 were as follows:

	Year ended December 31, 2024	Period November 30, 2023 (seeding date) through December 31, 2023
Audit Fees	$105,700	$44,800
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total:	$105,700	$44,800

Audit Fees for the period November 30, 2023 (seeding date) through December 31, 2023 consist of fees for the audits of the Trust’s November 30, 2023 financial statements included in the Trust’s Registration Statement on Form S-1 under the 1933 Act and the December 31, 2023 annual financial statements included in the Annual Report on Form 10-K for the period November 30, 2023 (seeding date) through December 31, 2023. Audit Fees for the year ended December 31, 2024 consist of fees for the audits of the Trust’s December 31, 2024 annual financial statements included in the Annual Report on Form 10-K and fees for the review of financial statements included in the quarterly reports on Form 10-Q.

(5) The Sponsor approved all of the services provided by PwC described above. The Sponsor pre‑approves all audit and allowed non‑audit services of the Trust’s independent registered public accounting firm, including all engagement fees and terms.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1)
For a list of the financial statements included herein, see Index to the Financial Statements on page [27] of this Annual Report on Form 10-K, incorporated into this Item by reference.
(2)
Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the financial statements or the notes thereto.
(3)
Exhibits:

Exhibit Number	Description
3.1**	Certificate of Trust, incorporated by reference to Exhibit 3.3 of the Trust’s Registration Statement on Form S-1 (File No. 333-254652) filed on December 8, 2023.
3.2**	Certificate of Amendment to Certificate of Trust, incorporated by reference to Exhibit 3.4 of the Trust’s Registration Statement on Form S-1 (File No. 333-254652) filed on December 8, 2023.
4.1**	Second Amended and Restated Trust Agreement, incorporated by reference to Exhibit 3.1 of the Trust’s Registration Statement on Form S-1 (File No. 333-254652) filed on December 29, 2023.
4.2**

Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, incorporated by reference to Exhibit 4.2 of the Trust’s Annual Report on Form 10-K (File No. 001-41904) filed on March 21, 2024.

10.1**	Form of Initial Authorized Participant Agreement, incorporated by reference to Exhibit 10.1 of the Trust’s Registration Statement on Form S-1 (File No. 333-254652) filed on December 29, 2023.
10.2**	Distribution Agreement, incorporated by reference to Exhibit 10.2 of the Trust’s Registration Statement on Form S-1 (File No. 333-254652) filed on January 8, 2024.
10.3**	Custodial Services Agreement, incorporated by reference to Exhibit 10.3 of the Trust’s Registration Statement on Form S-1 (File No. 333-254652) filed on January 8, 2024.
10.4**	Administration Agreement, incorporated by reference to Exhibit 10.4 of the Trust’s Registration Statement on Form S-1 (File No. 333-254652) filed on January 8, 2024.
10.5**	Transfer Agency Agreement, incorporated by reference to Exhibit 10.5 of the Trust’s Registration Statement on Form S-1 (File No. 333-254652) filed on January 8, 2024.
10.6**	Sponsor Agreement, incorporated by reference to Exhibit 10.6 of the Trust’s Registration Statement on Form S-1 (File No. 333-254652) filed on December 29, 2023.
10.7**	Custodian Agreement, incorporated by reference to Exhibit 10.7 of the Trust’s Registration Statement on Form S-1 (File No. 333-254652) filed on December 29, 2023.
10.8**	Accession Agreement, incorporated by reference to Exhibit 10.8 of the Trust’s Registration Statement on Form S-1 (File No. 333-254652) filed on January 8, 2024.
14.1*	Fidelity Digital Asset Management Funds’ Code of Ethics for Principal Executive Officer and Principal Financial Officer.
23.1*	Consent of Independent Registered Accounting Firm.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

FIDELITY WISE ORIGIN BITCOIN FUND

Date: March 14, 2025	By:	/s/ Cynthia Lo Bessette
	Name:	Cynthia Lo Bessette
	Title:	President (Principal Executive Officer)

FIDELITY WISE ORIGIN BITCOIN FUND

Date: March 14, 2025	By:	/s/ Heather Bonner
	Name:	Heather Bonner
	Title:	Treasurer (Principal Financial and Accounting Officer)

* The registrant is a trust and the persons are signing in their capacities as officers of FD Funds Management LLC, the Sponsor of the registrant.

1.9912504.101

WOB-10K-0325