Form 10-Q
period 2025-03-31
Fidelity Wise Origin Bitcoin Fund
filed 2025-05-09
CIK 1852317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant had 226,878,476 outstanding shares as of May 6, 2025

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” that generally relate to future events or future performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this Quarterly Report that address activities, events or developments that will or may occur in the future, including such matters as movements in the digital asset markets and indexes that track such movements, Fidelity Wise Origin Bitcoin Fund’s (“the Trust’s”) operations, FD Funds Management LLC’s (“the Sponsor’s”) plans and references to the Trust’s future success and other similar matters, are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including, without limitation, the risks, uncertainties and other factors we identify in this Quarterly Report and in our filings with the Securities and Exchange Commission (the “SEC”).

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Fidelity Wise Origin Bitcoin Fund

Statements of Assets and Liabilities

(unaudited)

(Amounts in 000’s of US$, except for share and per share data)	March 31, 2025	December 31, 2024
Assets
Investment in bitcoin, at fair value (cost $10,975,920 and $11,468,257 at March 31, 2025 and December 31, 2024, respectively)	$16,336,755	$18,818,357
Receivables from issuance of capital shares	—	36,834
Total Assets	$16,336,755	$18,855,191
Liabilities
Payable for purchases of bitcoin	—	36,834
Sponsor fee payable	3,405	3,967
Total Liabilities	$3,405	$40,801
Commitments and Contingencies (Note 6)
Net Assets
Shares, no par value (unlimited shares authorized) 225,528,476 and 230,678,476 share(s) issued and outstanding at March 31, 2025 and December 31, 2024 respectively	—	—
Paid-in-capital	11,630,720	11,871,463
Total distributable earnings (loss)	4,702,630	6,942,927
Total Net Assets	$16,333,350	$18,814,390
Net Asset Value per share (225,528,476 and 230,678,476 share(s) issued and outstanding as of March 31, 2025 and December 31, 2024, respectively)	$72.42	$81.56

Values shown as $— in the Statements of Assets and Liabilities may reflect amounts less than $500.

The accompanying notes are an integral part of these financial statements

Fidelity Wise Origin Bitcoin Fund

Statements of Operations
(unaudited)

	Three Months Ended March 31,
(Amounts in 000’s of US$)	2025	2024
Investment Income:
Investment income	$—	$—
Expenses:
Sponsor fee	11,471	2,828
Total Expenses Before Waiver	11,471	2,828
Sponsor fee waived	—	(2,828)
Net Expenses	11,471	—
Net Investment Income (Loss)	$(11,471)	$—
Net Realized and Change in Unrealized Gain (Loss) from:
Net realized gain (loss) on investment in bitcoin sold for redemptions	(238,269)	(51)
Net realized gain (loss) on investment in bitcoin transferred to pay the Sponsor fee	(1,292)	—
Net change in unrealized appreciation (depreciation) on investment in bitcoin	(1,989,265)	2,628,291
Net Realized and Change in Unrealized Gain (Loss) on Investment in Bitcoin	$(2,228,826)	$2,628,240
Net Increase (Decrease) in Net Assets Resulting from Operations	$(2,240,297)	$2,628,240

Values shown as $— in the Statements of Operations may reflect amounts less than $500.

The accompanying notes are an integral part of these financial statements

Fidelity Wise Origin Bitcoin Fund

Statements of Changes in Net Assets
(unaudited)

	Three Months Ended March 31,
(Amounts in 000’s of US$, except for shares)	2025	2024
Net Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$(11,471)	$—
Net realized gain (loss) on investment in bitcoin sold for redemptions	(238,269)	(51)
Net realized gain (loss) on investment in bitcoin transferred to pay the Sponsor fee	(1,292)	—
Net change in unrealized appreciation (depreciation) on investment in bitcoin	(1,989,265)	2,628,291
Net Increase (Decrease) in Net Assets Resulting from Operations	$(2,240,297)	$2,628,240
Capital Share Transactions:
Shares issued	$2,707,061	$7,589,010
Shares redeemed	(2,947,804)	(1,549)
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	(240,743)	7,587,461
Total Increase (Decrease) in Net Assets	(2,481,040)	10,215,701
Net Assets, beginning of period	18,814,390	—
Net Assets, End of Period	$16,333,350	$10,215,701
Changes in Shares Outstanding:
Shares outstanding, beginning of period	230,678,476	1
Shares issued	31,600,000	165,500,000
Shares redeemed	(36,750,000)	(25,001)
Net Increase (Decrease) in Shares	(5,150,000)	165,474,999
Shares Outstanding, End of Period	225,528,476	165,475,000

Values shown as $— in the Statements of Changes in Net Assets may reflect amounts less than $500.

The accompanying notes are an integral part of these financial statements

Fidelity Wise Origin Bitcoin Fund

Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
(Amounts in 000’s of US$)	2025	2024
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(2,240,297)	$2,628,240
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Payments for purchases of bitcoin	(2,700,600)	(7,520,860)
Proceeds from bitcoin sold	2,904,508	1,549
Net realized (gain) loss on investment in bitcoin sold for redemptions	238,269	51
Net realized (gain) loss on investment in bitcoin transferred to pay the Sponsor fee	1,292	—
Net change in unrealized (appreciation) depreciation on investment in bitcoin	1,989,265	(2,628,291)
Transfer of bitcoin to pay the Sponsor fee	12,033	—
Increase (decrease) in Sponsor fee payable	(562)	—
Net Cash Provided by (Used in) Operating Activities	$203,908	$(7,519,311)
Cash Flows from Financing Activities:
Proceeds from issuance of capital shares	$2,700,600	$7,520,860
Cash paid for redemption of capital shares	(2,904,508)	(1,549)
Net Cash Provided by (Used in) Financing Activities	$(203,908)	$7,519,311
Cash
Net increase (decrease) in cash	$—	$—
Cash, beginning of the period	$—	$—
Cash, End of the Period	$—	$—

Values shown as $— in the Statements of Cash Flows may reflect amounts less than $500.

The accompanying notes are an integral part of these financial statements

Fidelity Wise Origin Bitcoin Fund

Schedules of Investment

(unaudited)

March 31, 2025

(Amounts in 000’s of US$, except for quantity of bitcoin and percentages)
Investments (a)	Quantity of Bitcoin	Cost	Fair Value	Percentage of Net Assets
Investment in bitcoin
Global
Bitcoin	196,932.77464322	$10,975,920	$16,336,755
Total Investment in bitcoin		$10,975,920	$16,336,755	100.02%
Other Assets Less Liabilities			$(3,405)	(0.02)%
Total Net Assets			$16,333,350	100.00%
(a)
Non-income producing investment.

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
Non-income producing investment.

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

Basis of Presentation

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and are stated in US dollars. The Trust qualifies as an investment company for accounting purposes pursuant to the accounting and reporting guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”). The Trust uses fair value as its method of accounting for its investment in bitcoin in accordance with its classification as an investment company for accounting purposes. The Trust is not a registered investment company under the Investment Company Act of 1940. The Trust operates as a single operating segment. The Trusts’ profit or loss, assets, and performance are regularly monitored and assessed as a whole by the Sponsor of the Trust, using the information presented in the financial statements and financial highlights. In the opinion of the Trust, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of financial statements for the periods presented. The statement of assets and liabilities as of December 31, 2024, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.

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

Investment Valuation

Due to the Trust’s classification as an investment company for GAAP reporting purposes, investments in bitcoin are recorded on the financial statements at their estimated fair value in accordance with ASC Topic 820, Fair Value Measurement (“ASC 820”). ASC 820 requires the determination of the Trust’s principal market or, in the absence of a principal market, the most advantageous market (principal market) and the assumption that bitcoin is sold in their principal market. The Trust determines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants using the principal market on the measurement date and, therefore, the principal market used must be accessible to the Trust on that date. The Trust determines its principal market price for GAAP reporting and utilizes an exchange-traded price from that principal market as of 11:59:59 p.m., EST, on the financial statement measurement date.

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

The Sponsor evaluates tax positions taken or expected to be taken in the course of its tax treatment, and its tax reporting to its shareholders, of these positions to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of March 31, 2025, the 2024 and 2023 tax years remain open for examination. There were no examinations in progress at period end.

Expenses

Expenses are recorded as accrued. Expense estimates are accrued in the period to which they relate. Expenses included in the accompanying financial statements reflect the expenses of the Trust and do not include any expenses paid by the Sponsor or related entities outside of the Trust.

Recently Adopted Accounting Pronouncements

The FASB issued Accounting Standards Update (“ASU”) No. 2023-08, “Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets” (“ASU 2023-08”) became effective in this interim reporting period. ASU 2023-08 requires entities to subsequently measure certain crypto assets at fair value, and changes in fair value must be recorded in net income in each reporting period. In addition, entities are required to provide additional disclosures about the holdings of certain crypto assets. The Trust’s accounting and reporting under ASC 946 is materially consistent with the interim period reporting requirements of ASU 2023-08.

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

Sponsor Fee

On December 14, 2023, the Trust contractually agreed to pay the Sponsor a unified fee of 0.25% of the Trust’s Bitcoin Holdings (the “Sponsor Fee”), effective as of the date of the registration statement. The Trust’s “Bitcoin Holdings” is the quantity of the Trust’s bitcoin plus any cash or other assets held by the Trust represented in bitcoin as calculated using the Index price, less its liabilities (which include estimated accrued but unpaid fees and expenses) represented in bitcoin as calculated using the Index price. The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement. The Sponsor is obligated to assume and pay all fees and other expenses incurred by the Trust in the ordinary course of its affairs, excluding taxes, but including: (i) the fees of the Trust’s third-party service providers including, but not limited to, the Distributor, the Administrator, any custodian, the Transfer Agent, the Index Provider and the Trustee, (ii) the fees and expenses related to the listing, quotation or trading of the Shares on the Exchange (including customary legal, marketing and audit fees and expenses), (iii) legal fees and expenses incurred in the ordinary course, (iv) audit fees, (v) regulatory fees, including, if applicable, any fees relating to the registration of the Trust and Shares under the Securities Act of 1933 (the “1933 Act”) or the 1934 Act, (vi) printing and mailing costs, (vii) costs of maintaining the Trust’s website and (viii) applicable license fees (each, a “Sponsor-paid Expense” and collectively, the “Sponsor-paid Expenses”), provided that any expense that qualifies as an Extraordinary Expense will not be deemed to be a Sponsor-paid Expense. There is no cap on the amount of Sponsor-paid Expenses. The Sponsor has also assumed all fees and expenses related to the organization and offering of the Trust and the Shares.

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

Note 4: Fair Value Measurement

The Trust’s assets recorded at fair value have been categorized based upon a fair value hierarchy as described in the Trust’s significant accounting policies in Note 2. The following table presents information about the Trust’s assets measured at fair value as of March 31, 2025 and December 31, 2024:

	March 31, 2025
(Amounts are in 000’s)	Level 1	Level 2	Level 3	Total
Investment in bitcoin	$16,336,755	$—	$—	$16,336,755
Total Investments	$16,336,755	$—	$—	$16,336,755

	December 31, 2024
(Amounts are in 000’s)	Level 1	Level 2	Level 3	Total
Investment in bitcoin	$18,818,357	$—	$—	$18,818,357
Total Investments	$18,818,357	$—	$—	$18,818,357

Geographic location for all investments is detailed in the accompanying Schedules of Investment.

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

Note 8: Financial Highlights

The Trust is presenting the following financial highlights related to investment performance and operations of a Share outstanding for the three months ended March 31, 2025 and the period January 11, 2024 (commencement of operations) through March 31, 2024. The total return, at net asset value is based on the change in NAV of a Share during the period and the total return, at market value is based on the change in market value of a Share on the Exchange during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Three Months Ended March 31, 2025	For the period January 11, 2024 (commencement of operations) through March 31, 2024
Per Share Activity
Net Asset Value, beginning of period	$81.56	$40.00
Net investment income (loss)⁽¹⁾	(0.05)	-
Net realized and change in unrealized gain (loss)	(9.09)	21.74
Net increase (decrease) in net assets resulting from operations	(9.14)	21.74
Net Asset Value, end of period	$72.42	$61.74
Market Value per Share, beginning of period	81.58	40.00
Market Value per Share, end of period	$71.97	$62.06
Total Return, at Net Asset Value⁽²⁾	(11.20)%	54.35%
Total Return, at Market Value⁽²⁾	(11.78)%	55.15%
Ratios to Average Net Assets
Net investment income (loss)⁽³⁾	(0.24)%	0.00%
Expenses, gross⁽³⁾	0.24%	0.25%
Expenses, net of waivers⁽³⁾	0.24%	0.00%
(1)
Based on average shares outstanding during the period.
(2)
Percentages are not annualized.
(3)
Percentages are annualized.

Note 9: Subsequent Events

In preparation of the financial statements, management has evaluated the events and transactions subsequent to March 31, 2025, and determined that there are no subsequent events or transactions that would require adjustments to or disclosures in the Trust’s financial statements.

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

Overview of the Trust

Fidelity Wise Origin Bitcoin Fund (the “Trust”) is an exchange-traded product that issues shares of beneficial interest (the “Shares”) that trade on the Cboe BZX Exchange, Inc. (the “Exchange”). The Trust’s investment objective is to seek to track the performance of bitcoin, as measured by the performance of Fidelity Bitcoin Reference Rate (“the Index”), adjusted for the Trust’s expenses and other liabilities. The Index is constructed using bitcoin price feeds from eligible bitcoin spot markets and a volume-weighted median price (“VWMP”) methodology, calculated every 15 seconds based on VWMP spot market data over rolling sixty-minute increments. The Index is designed to reflect the performance of bitcoin in U.S. dollars. In seeking to achieve its investment objective, the Trust holds bitcoin and values its Shares daily based on the same methodology used to calculate the Index. The Trust is sponsored by FD Funds Management LLC (the “Sponsor”), a wholly owned subsidiary of FMR LLC.

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

Valuation of Bitcoin and Computation of Net Asset Value (“NAV”)

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

The Quarter Ended March 31, 2025

The Trust’s net assets decreased from approximately $18.8 billion as of December 31, 2024 to $16.3 billion as of March 31, 2025. The change in the Trust’s net assets resulted from a decrease in outstanding Shares, which fell from 230,678,476 as of December 31, 2024 to 225,528,476 as of March 31, 2025. This was as a result of 31,600,000 Shares (1,264 Baskets) being created and 36,750,000 Shares (1,470 Baskets) being redeemed during the three months ended March 31, 2025, coupled with a decrease in the price of bitcoin, which fell 11.15% from $93,365.36 as of December 31, 2024 to $82,956.00 as of March 31, 2025.

The Trust’s NAV per Share decreased 11.54% from $81.80 as of December 31, 2024, to $72.36 as of March 31, 2025.

The Trust’s NAV per Share of $92.97 at January 21, 2025, was the highest during the three months ended March 31, 2025, compared with a low of $68.74 at March 10, 2025.

The quantity of bitcoin owned by the Trust and held by the bitcoin custodian decreased from 201,556.08413894 as of December 31, 2024 to 196,932.77464322 on March 31, 2025. The decrease in quantity resulted from net redemptions of Shares during the quarter which corresponded to net sales of bitcoin.

The net decrease in net assets resulting from operations for the three months ended March 31, 2025, was $2.2 billion, primarily resulting from a net change in unrealized depreciation on investment in bitcoin of $2.0 billion and a net realized loss of $238.3 million from the sale of the investment in bitcoin for the redemption of Shares.

The Quarter Ended March 31, 2024

The Trust’s net assets increased from $40 as of December 31, 2023 to $10.2 billion as of March 31, 2024. The change in the Trust’s net assets resulted from an increase in outstanding Shares, which rose from 1 as of December 31, 2023 to 165,475,000 as of March 31, 2024 as a result of 165,500,000 Shares (6,620 Baskets) being created and 25,001 Shares (1 Basket) being redeemed during the quarter and an increase in the price of bitcoin, which rose 53.62% from $45,956.16 as of January 11, 2024 (inception) to $70,596.99 as of March 31, 2024.

The Trust’s NAV per Share increased 54.75% from $40.00 as of December 31, 2023 to $61.90 as of March 28, 2024 (last business day).

The Trust’s NAV per Share of $63.97 at March 13, 2024 was the highest during the quarter, compared with a low of $34.28 at January 23, 2024.

During the quarter ended March 31, 2024, the quantity of bitcoin owned by the Trust and held by the bitcoin custodian increased from none as of December 31, 2023 to 144,704.48094252 as of March 31, 2024. The increase in quantity resulted from using cash proceeds received from creation transactions to purchase bitcoin.

The net increase in net assets resulting from operations for the quarter ended March 31, 2024 was $2.6 billion, resulting from an unrealized gain on investment in bitcoin of $2.6 billion and a net realized loss of $0.1 million from the sale of the investment in bitcoin for the redemption of Shares.

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

Selected Operating Data

March 31, 2025
Price of bitcoin on principal market (1)	$82,956.00
NAV per Share (2)	$72.42
(1)
The Trust performed an assessment of the principal market at 11:59:59 p.m., EST, on March 31, 2025.
(2)
The NAV per Share was calculated using the fair value of bitcoin based on the principal market price at 11:59:59 p.m., EST, on March 31, 2025.

March 31, 2025
(Last Business Day)
Index price (3)	$82,881.00
Trust’s NAV per Share (3)	$72.36
(3)
The Trust’s NAV per Share is derived from the Index Price as represented by the Index as of 4:00 p.m., EST, on the last business day of the period. The Trust’s NAV per Share is calculated using a non-GAAP methodology. Refer to the “Overview of the Trust” and “Valuation of Bitcoin and Computation of Net Asset Value” sections of Item 2 herein for a description of the Index methodology and calculation of the Trust’s NAV per Share. The bitcoin spot markets included in the Index as of the last business day of the period were Bitstamp, Coinbase, Crypto.com, Gemini, Kraken, and LMAX Digital.

As of 4:00 p.m., EST, on the last business day of the quarter ended March 31, 2025, the Trust’s total value of bitcoin based on the Index Price (non-GAAP methodology) was $16,321,985,295 and the total market value of the Trust’s bitcoin based on the price of a bitcoin at 4:00 p.m., EST, in the principal market was $16,236,126,544.

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
(3)
The Trust’s NAV per Share is derived from the Index Price as represented by the Index as of 4:00 p.m., EST, on the last business day of the period. The Trust’s NAV per Share is calculated using a non-GAAP methodology. Refer to the “Overview of the Trust” and “Valuation of Bitcoin and Computation of Net Asset Value” sections of Item 7 herein for a description of the Index methodology and calculation of the Trust’s NAV per Share. The bitcoin spot markets included in the Index as of the last business day of the period were Bitstamp, Coinbase, Gemini, itBit, Kraken, and LMAX Digital.

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

The following chart illustrates the movement in the Index Price, the principal market price, and the Trust’s NAV per Share during the three months ended March 31, 2025.

Movement in Index Price, Principal Market Price, and Trust's NAV per Share
30%
20%
10%
0%
-10%
-20%
-30%
January 2025
February 2025
March 2025
Index Price
Price of bitcoin on principal market
Trust's NAV per Share

During the three months ended March 31, 2025, the Index Price has ranged from $78,724.00 on March 10, 2025, to $106,443.00 on January 21, 2025. The Sponsor has not observed a material difference between the Index Price and average prices from the constituent bitcoin spot markets individually or as a group.

During the three months ended March 31, 2025, the 11:59:59 p.m. EST market price of bitcoin, as reported on the Trust’s principal market, has ranged from $79,488.02 on March 10, 2025, to $105,579.98 on January 21, 2025.

Shares trade in the secondary market on the Exchange. Shares may trade in the secondary market at prices that are lower or higher relative to the Trust’s NAV per Share. The amount of the discount or premium in the trading price relative to the Trust’s NAV per Share may be influenced by various factors, including the number of Shareholders who seek to purchase or sell Shares in the secondary market and the liquidity of bitcoin. The following chart sets out the historical closing prices for the Shares as reported by the Exchange and the Trust’s NAV per Share during the three months ended March 31, 2025.

Trust's NAV per Share vs. Market Price per Share
$95
$90
$85
$80
$75
$70
$65
January 2025
February 2025
March 2025
Trust's NAV
Market Price per Share

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Trust is passively managed. The Trust does not utilize leverage, long-term debt, derivatives or any similar arrangements in seeking to meet its investment objectives or pay its expenses. The Trust does not engage in transactions in foreign currencies which could expose the Trust to foreign currency related market risk. The NAV of the Trust will change as fluctuations occur in the market price of the Trust’s bitcoin holdings. The price of bitcoin is volatile, and market movements of bitcoin are difficult to predict.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended, we, under the supervision and with the participation of our President (principal executive officer) and Treasurer (principal financial and accounting officer), carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Quarterly Report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
Not applicable.
(b)
Not applicable.
(c)
The Trust does not purchase Shares directly from its shareholders. The following table summarizes the redemptions by Authorized Participants during the three months ended March 31, 2025:

Title of Securities Registered*	Date	Total Number of Shares Redeemed	Average Price Per Share
Fidelity® Wise Origin® Bitcoin Fund
Shares
	01/01/2025 to 01/31/2025	8,625,000	$84.31
	02/01/2025 to 02/28/2025	19,500,000	$81.68
	03/01/2025 to 03/31/2025	8,625,000	$72.80

* The registration statement covers an indeterminate amount of securities to be offered or sold.

Item 3. Defaults Upon Senior Securities

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

FIDELITY WISE ORIGIN BITCOIN FUND

Date: May 9, 2025	By:	/s/ Cynthia Lo Bessette
	Name:	Cynthia Lo Bessette
	Title:	President (Principal Executive Officer)

FIDELITY WISE ORIGIN BITCOIN FUND

Date: May 9, 2025	By:	/s/ Heather Bonner
	Name:	Heather Bonner
	Title:	Treasurer (Principal Financial and Accounting Officer)

* The registrant is a trust and the persons are signing in their capacities as officers of FD Funds Management LLC, the Sponsor of the registrant.

1.9912505.102

WOB-10Q1-0525