Form 10-Q
period 2025-06-30
Fidelity Wise Origin Bitcoin Fund
filed 2025-08-08
CIK 1852317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The registrant had 231,678,476 outstanding shares as of August 5, 2025

i

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Fidelity Wise Origin Bitcoin Fund

Statements of Assets and Liabilities

(unaudited)

(Amounts in 000’s of US$, except for share and per share data)	June 30, 2025	December 31, 2024
Assets
Investment in bitcoin, at fair value (cost $11,459,737 and $11,468,257 as of June 30, 2025 and December 31, 2024, respectively)	$21,588,740	$18,818,357
Receivables from issuance of capital shares	—	36,834
Total Assets	$21,588,740	$18,855,191
Liabilities
Payable for purchases of bitcoin	—	36,834
Sponsor fee payable	4,430	3,967
Total Liabilities	$4,430	$40,801
Commitments and Contingencies (Note 6)
Net Assets
Shares, no par value (unlimited shares authorized) 230,728,476 and 230,678,476 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Paid-in-capital	12,123,458	11,871,463
Total distributable earnings (loss)	9,460,852	6,942,927
Total Net Assets	$21,584,310	$18,814,390
Net Asset Value per share (230,728,476 and 230,678,476 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively)	$93.55	$81.56

Values shown as $— in the Statements of Assets and Liabilities may reflect amounts less than $500.

The accompanying notes are an integral part of these financial statements

Fidelity Wise Origin Bitcoin Fund

Statements of Operations
(unaudited)

(Amounts in 000’s of US$)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Investment Income:
Investment income	$—	$—	$—	$—
Expenses:
Sponsor fee	12,633	6,472	24,104	9,300
Total Expenses Before Waiver	12,633	6,472	24,104	9,300
Sponsor fee waived	—	(6,472)	—	(9,300)
Net Expenses	12,633	—	24,104	—
Net Investment Income (Loss)	$(12,633)	$—	$(24,104)	$—
Net Realized and Change in Unrealized Gain (Loss) from:
Net realized gain (loss) on investment in bitcoin sold for redemptions	2,432	(118,113)	(235,837)	(118,164)
Net realized gain (loss) on investment in bitcoin transferred to pay the Sponsor fee	255	—	(1,037)	—
Net change in unrealized appreciation (depreciation) on investment in bitcoin	4,768,168	(1,083,214)	2,778,903	1,545,077
Net Realized and Change in Unrealized Gain (Loss) on Investment in Bitcoin	$4,770,855	$(1,201,327)	$2,542,029	$1,426,913
Net Increase (Decrease) in Net Assets Resulting from Operations	$4,758,222	$(1,201,327)	$2,517,925	$1,426,913

Values shown as $— in the Statements of Operations may reflect amounts less than $500.

The accompanying notes are an integral part of these financial statements

Fidelity Wise Origin Bitcoin Fund

Statements of Changes in Net Assets
(unaudited)

(Amounts in 000’s of US$, except for shares)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$(12,633)	$—	$(24,104)	$—
Net realized gain (loss) on investment in bitcoin sold for redemptions	2,432	(118,113)	(235,837)	(118,164)
Net realized gain (loss) on investment in bitcoin transferred to pay the Sponsor fee	255	—	(1,037)	—
Net change in unrealized appreciation (depreciation) on investment in bitcoin	4,768,168	(1,083,214)	2,778,903	1,545,077
Net Increase (Decrease) in Net Assets Resulting from Operations	$4,758,222	$(1,201,327)	$2,517,925	$1,426,913
Capital Share Transactions:
Shares issued	2,458,119	2,388,456	5,165,180	9,977,466
Shares redeemed	(1,965,381)	(790,829)	(4,913,185)	(792,378)
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	$492,738	$1,597,627	$251,995	$9,185,088
Total Increase (Decrease) in Net Assets	$5,250,960	$396,300	$2,769,920	$10,612,001
Net Assets, beginning of period	16,333,350	10,215,701	18,814,390	—
Net Assets, End of Period	$21,584,310	$10,612,001	$21,584,310	$10,612,001
Changes in Shares Outstanding:
Shares outstanding, beginning of period	225,528,476	165,475,000	230,678,476	1
Shares issued	27,975,000	40,450,000	59,575,000	205,950,000
Shares redeemed	(22,775,000)	(14,425,000)	(59,525,000)	(14,450,001)
Net Increase (Decrease) in Shares	5,200,000	26,025,000	50,000	191,499,999
Shares Outstanding, End of Period	230,728,476	191,500,000	230,728,476	191,500,000

Values shown as $— in the Statements of Changes in Net Assets may reflect amounts less than $500.

The accompanying notes are an integral part of these financial statements

Fidelity Wise Origin Bitcoin Fund

Statements of Cash Flows
(unaudited)

(Amounts in 000’s of US$)	Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$2,517,925	$1,426,913
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Payments for purchases of bitcoin	(5,085,941)	(9,976,020)
Proceeds from bitcoin sold	4,797,112	764,590
Net realized (gain) loss on investment in bitcoin sold for redemptions	235,837	118,164
Net realized (gain) loss on investment in bitcoin transferred to pay the Sponsor fee	1,037	—
Net change in unrealized (appreciation) depreciation on investment in bitcoin	(2,778,903)	(1,545,077)
Transfer of bitcoin to pay the Sponsor fee	23,641	—
Increase (decrease) in Sponsor fee payable	463	—
Net Cash Provided by (Used in) Operating Activities	$(288,829)	$(9,211,430)
Cash Flows from Financing Activities:
Proceeds from issuance of capital shares	5,085,941	9,976,020
Cash paid for redemption of capital shares	(4,797,112)	(764,590)
Net Cash Provided by (Used in) Financing Activities	$288,829	$9,211,430
Cash
Net increase (decrease) in cash	$—	$—
Cash, beginning of the period	$—	$—
Cash, End of the Period	$—	$—

Values shown as $— in the Statements of Cash Flows may reflect amounts less than $500.

The accompanying notes are an integral part of these financial statements

Fidelity Wise Origin Bitcoin Fund

Schedules of Investment

(unaudited)

June 30, 2025

(Amounts in 000’s of US$, except for quantity of bitcoin and percentages)
Investments (a)	Quantity of Bitcoin	Cost	Fair Value	Percentage of Net Assets
Investment in bitcoin
Global
Bitcoin	201,347	$11,459,737	$21,588,740
Total Investment in bitcoin		$11,459,737	$21,588,740	100.02%
Other Assets Less Liabilities			$(4,430)	(0.02)%
Total Net Assets			$21,584,310	100.00%
(a)
Non-income producing investment.

December 31, 2024

(Amounts in 000’s of US$, except for quantity of bitcoin and percentages)
Investments (a)	Quantity of Bitcoin	Cost	Fair Value	Percentage of Net Assets
Investment in bitcoin
Global
Bitcoin	201,556	$11,468,257	$18,818,357
Total Investment in bitcoin		$11,468,257	$18,818,357	100.02%
Other Assets Less Liabilities			$(3,967)	(0.02)%
Total Net Assets			$18,814,390	100.00%
(a)
Non-income producing investment.

The accompanying notes are an integral part of these financial statements

Fidelity Wise Origin Bitcoin Fund

Notes to the Financial Statements

Note 1: Organization

Fidelity Wise Origin Bitcoin Fund (the “Trust”) is a Delaware Statutory Trust that was formed on March 17, 2021 pursuant to the Delaware Statutory Trust Act. The Trust issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of the Trust. The Trust’s investment objective is to seek to track the performance of bitcoin, as measured by the performance of the Fidelity Bitcoin Reference Rate (the “Index”), adjusted for the Trust’s expenses and other liabilities. The Index is designed to reflect the performance of bitcoin in United States (“US”) dollars. The Trust is sponsored by FD Funds Management LLC (the “Sponsor”), a wholly-owned subsidiary of FMR LLC. CSC Delaware Trust Company is the trustee of the Trust (the “Trustee”). The Trust will operate pursuant to a Trust Agreement, as amended and/or restated from time to time (the “Trust Agreement”).

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

Basis of Presentation

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and are stated in US dollars. The Trust qualifies as an investment company for accounting purposes pursuant to the accounting and reporting guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”). The Trust uses fair value as its method of accounting for its investment in bitcoin in accordance with its classification as an investment company for accounting purposes. The Trust is not a registered investment company under the Investment Company Act of 1940. The Trust operates as a single operating segment. The Trusts’ profit or loss, assets, and performance are regularly monitored and assessed as a whole by the Sponsor of the Trust, using the information presented in the financial statements and financial highlights. In the opinion of the Trust, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of financial statements for the periods presented. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC.

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

The Sponsor evaluates tax positions taken or expected to be taken in the course of its tax treatment, and its tax reporting to its shareholders, of these positions to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of June 30, 2025, the 2024 and 2023 tax years remain open for examination. There were no examinations in progress at period end.

Expenses

Expenses are recorded as accrued. Expense estimates are accrued in the period to which they relate. Expenses included in the accompanying financial statements reflect the expenses of the Trust and do not include any expenses paid by the Sponsor or related entities outside of the Trust.

Recently Adopted Accounting Pronouncements

The FASB issued Accounting Standards Update (“ASU”) No. 2023-08, “Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets” (“ASU 2023-08”) became effective for annual and interim reporting periods beginning after December 15, 2024. ASU 2023-08 requires entities to subsequently measure certain crypto assets at fair value, and changes in fair value must be recorded in net income in each reporting period. In addition, entities are required to provide additional disclosures about the holdings of certain crypto assets. The Trust’s accounting and reporting under ASC 946 is materially consistent with the interim period reporting requirements of ASU 2023-08.

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

Note 4: Fair Value Measurement

The Trust’s assets recorded at fair value have been categorized based upon a fair value hierarchy as described in the Trust’s significant accounting policies in Note 2. The following table presents information about the Trust’s assets measured at fair value as of June 30, 2025 and December 31, 2024:

	June 30, 2025
(Amounts are in 000’s)	Level 1	Level 2	Level 3	Total
Investment in bitcoin	$21,588,740	$—	$—	$21,588,740
Total Investments	$21,588,740	$—	$—	$21,588,740

	December 31, 2024
(Amounts are in 000’s)	Level 1	Level 2	Level 3	Total
Investment in bitcoin	$18,818,357	$—	$—	$18,818,357
Total Investments	$18,818,357	$—	$—	$18,818,357

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

Note 8: Financial Highlights

The Trust is presenting the following financial highlights related to investment performance and operations of a Share outstanding for the six months ended June 30, 2025 and the period January 11, 2024 (commencement of operations) through June 30, 2024. The total return, at net asset value is based on the change in NAV of a Share during the period and the total return, at market value is based on the change in market value of a Share on the Exchange during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Six Months Ended June 30, 2025	For the period January 11, 2024 (commencement of operations) through June 30, 2024
Per Share Activity
Net Asset Value, beginning of period	$81.56	$40.00
Net investment income (loss)⁽¹⁾	(0.10)	—
Net realized and change in unrealized gain (loss)	12.09	15.42
Net increase (decrease) in net assets resulting from operations	11.99	15.42
Net Asset Value, end of period	$93.55	$55.42
Market Value per Share, beginning of period	81.58	40.00
Market Value per Share, end of period	$93.99	$52.46
Total Return, at Net Asset Value⁽²⁾	14.70%	38.55%
Total Return, at Market Value⁽²⁾	15.21%	31.15%
Ratios to Average Net Assets
Net investment income (loss)⁽³⁾	(0.25)%	0.00%
Expenses, gross⁽³⁾	0.25%	0.25%
Expenses, net of waivers⁽³⁾	0.25%	0.00%
(1)
Based on average shares outstanding during the period.
(2)
Percentages are not annualized.
(3)
Percentages are annualized.

Note 9: Subsequent Events

In preparation of the financial statements, management has evaluated the events and transactions subsequent to June 30, 2025, and determined that there are no subsequent events or transactions that would require adjustments to or disclosures in the Trust’s financial statements.

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

The Quarter Ended June 30, 2025

The Trust’s net assets increased from approximately $16.3 billion as of March 31, 2025 to $21.6 billion as of June 30, 2025. The change in the Trust’s net assets resulted from an increase in outstanding Shares, which rose from 225,528,476 as of March 31, 2025 to 230,728,476 as of June 30, 2025. This was as a result of 27,975,000 Shares (1,119 Baskets) being created and 22,775,000 Shares (911 Baskets) being redeemed during the three months ended June 30, 2025, coupled with an increase in the price of bitcoin, which rose 29.25% from $82,956.00 as of March 31, 2025 to $107,221.67 as of June 30, 2025.

The Trust’s NAV per Share increased 29.66% from $72.36 as of March 31, 2025, to $93.83 as of June 30, 2025.

The Trust’s NAV per Share of $97.32 at May 22, 2025, was the highest during the three months ended June 30, 2025, compared with a low of $66.97 at April 08, 2025.

The quantity of bitcoin owned by the Trust and held by the bitcoin custodian increased from 196,933 as of March 31, 2025 to 201,347 on June 30, 2025. The increase in quantity resulted from using net cash proceeds received from the increase in capital transactions to purchase bitcoin.

The net increase in net assets resulting from operations for the three months ended June 30, 2025, was $4.8 billion, primarily resulting from a net change in unrealized appreciation on investment in bitcoin of $4.8 billion.

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

During the quarter ended June 30, 2024, the quantity of bitcoin owned by the Trust and held by the bitcoin custodian increased from 144,704 on March 31, 2024 to 167,463 on June 30, 2024. The increase in quantity resulted from using net cash proceeds received from the increase in capital transactions to purchase bitcoin.

The net decrease in net assets resulting from operations for the quarter ended June 30, 2024 was $1.2 billion, resulting from a net unrealized depreciation of investment in bitcoin of $1.1 billion and a net realized loss of $118.1 million from the sale of the investment in bitcoin for the redemption of Shares.

The Six Months Ended June 30, 2025

The Trust’s net assets increased from approximately $18.8 billion as of December 31, 2024 to $21.6 billion as of June 30, 2025. The change in the Trust’s net assets resulted from an increase in outstanding Shares, which rose from 230,678,476 as of December 31, 2024 to 230,728,476 as of June 30, 2025. This was as a result of 59,575,000 Shares (2,383 Baskets) being created and 59,525,000 Shares (2,381 Baskets) being redeemed during the six months ended June 30, 2025, coupled with an increase in the price of bitcoin, which rose 14.84% from $93,365.36 as of December 31, 2024 to $107,221.67 as of June 30, 2025.

The Trust’s NAV per Share increased 14.70% from $81.80 as of December 31, 2024, to $93.83 as of June 30, 2025.

The Trust’s NAV per Share of $97.32 at May 22, 2025, was the highest during the six months ended June 30, 2025, compared with a low of $66.97 at April 08, 2025.

The quantity of bitcoin owned by the Trust and held by the bitcoin custodian decreased from 201,556 as of December 31, 2024 to 201,347 on June 30, 2025. The decrease in quantity resulted from bitcoin transferred to pay the Sponsor fee and redemptions of Shares during the quarter, which corresponded to sales of bitcoin exceeding bitcoin purchased using proceeds from issuances of Shares.

The net increase in net assets resulting from operations for the six months ended June 30, 2025, was $2.5 billion, primarily resulting from a net change in unrealized appreciation on investment in bitcoin of $2.8 billion and a net realized loss of approximately $0.3 billion from the sale of the investment in bitcoin for the redemption of Shares.

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

During the period ended June 30, 2024, the quantity of bitcoin owned by the Trust and held by the bitcoin custodian increased from 0 on December 31, 2023 to 167,463 on June 30, 2024. The increase in quantity resulted from using net cash proceeds received from the increase in capital transactions to purchase bitcoin.

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

Selected Operating Data

June 30, 2025
Price of bitcoin on principal market (1)	$107,221.67
NAV per Share (2)	$93.55
(1)
The Trust performed an assessment of the principal market at 11:59:59 p.m., EST, on June 30, 2025.
(2)
The NAV per Share was calculated using the fair value of bitcoin based on the principal market price at 11:59:59 p.m., EST, on June 30, 2025.

June 30, 2025
Index price (3)	$107,539.00
Trust’s NAV per Share (3)	$93.83
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

As of 4:00 p.m., EST, on the last business day of the quarter ended June 30, 2025, the Trust’s total value of bitcoin based on the Index Price (non-GAAP methodology) was $21,652,633,696 and the total market value of the Trust’s bitcoin based on the price of a bitcoin at 4:00 p.m., EST, in the principal market was $21,695,913,191.

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

The following chart illustrates the movement in the Index Price, the principal market price, and the Trust’s NAV per Share during the six months ended June 30, 2025.

Movement in Index Price, Principal Market Price, and Trust's NAV per Share
15%
10%
5%
0%
-5%
-10%
-15%
-20%
-25%
January 2025
February 2025
March 2025
April 2025
May 2025
June 2025
Price of bitcoin on principal market
Trust's NAV per Share
Index Price

During the six months ended June 30, 2025, the Index Price has ranged from $76,713.07 on April 08, 2025, to $111,519.00 on May 22, 2025. The Sponsor has not observed a material difference between the Index Price and average prices from the constituent bitcoin spot markets individually or as a group.

During the six months ended June 30, 2025, the 11:59:59 p.m. EST market price of bitcoin, as reported on the Trust’s principal market, has ranged from $75,009.00 on April 08, 2025, to $111,782.13 on May 21, 2025.

Shares trade in the secondary market on the Exchange. Shares may trade in the secondary market at prices that are lower or higher relative to the Trust’s NAV per Share. The amount of the discount or premium in the trading price relative to the Trust’s NAV per Share may be influenced by various factors, including the number of Shareholders who seek to purchase or sell Shares in the secondary market and the liquidity of bitcoin. The following chart sets out the historical closing prices for the Shares as reported by the Exchange and the Trust’s NAV per Share during the six months ended June 30, 2025.

Trust's NAV per Share vs. Market Price per Share
$100
$95
$90
$85
$80
$75
$70
$65
January 2025
February 2025
March 2025
April 2025
May 2025
June 2025
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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in our Prospectus dated July 31, 2025 (Registration No. 333-287548).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
Not applicable.
(b)
Not applicable.
(c)
The Trust does not purchase Shares directly from its shareholders. The following table summarizes the redemptions by Authorized Participants during the three months ended June 30, 2025:

Title of Securities Registered*	Date	Total Number of Shares Redeemed	Average Price Per Share
Fidelity® Wise Origin® Bitcoin Fund Shares
	04/01/2025 to 04/30/2025	7,800,000	$76.28
	05/01/2025 to 05/31/2025	6,475,000	$91.13
	06/01/2025 to 06/30/2025	8,500,000	$91.81

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

Item 5. Other Information.

None.

Item 6. Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description
4.1	Third Amended and Restated Trust Agreement(1)
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2

Certification of Principal Financial and Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

(1)
Previously filed as Exhibit 4.1 to the Fund’s Current Report on Form 8-K (File No. 001-41904), filed on July 23, 2025.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned in the capacities* indicated, thereunto duly authorized.

FIDELITY WISE ORIGIN BITCOIN FUND

Date: August 8, 2025	By:	/s/ Cynthia Lo Bessette
	Name:	Cynthia Lo Bessette
	Title:	President (Principal Executive Officer)

FIDELITY WISE ORIGIN BITCOIN FUND

Date: August 8, 2025	By:	/s/ Heather Bonner
	Name:	Heather Bonner
	Title:	Treasurer (Principal Financial and Accounting Officer)

* The registrant is a trust and the persons are signing in their capacities as officers of FD Funds Management LLC, the Sponsor of the registrant.

1.9912506.102

WOB-10Q2-0825