Form 10-Q
period 2025-09-30
Fidelity Wise Origin Bitcoin Fund
filed 2025-11-07
CIK 1852317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The registrant had 234,903,476 outstanding shares as of November 4, 2025

i

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Fidelity Wise Origin Bitcoin Fund

Statements of Assets and Liabilities

(unaudited)

(Amounts in 000’s of US$, except for share and per share data)	September 30, 2025	December 31, 2024
Assets
Investment in bitcoin, at fair value (cost $11,751,741 and $11,468,257 as of September 30, 2025 and December 31, 2024, respectively)	$23,278,011	$18,818,357
Receivables from issuance of capital shares	54,724	36,834
Total Assets	$23,332,735	$18,855,191
Liabilities
Payable for purchases of bitcoin	54,724	36,834
Sponsor fee payable	4,832	3,967
Total Liabilities	$59,556	$40,801
Commitments and Contingencies (Note 6)
Net Assets
Shares, no par value (unlimited shares authorized) 233,678,476 and 230,678,476 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Paid-in-capital	12,440,555	11,871,463
Total distributable earnings (loss)	10,832,624	6,942,927
Total Net Assets	$23,273,179	$18,814,390
Net Asset Value per share (233,678,476 and 230,678,476 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively)	$99.59	$81.56

Values shown as $— in the Statements of Assets and Liabilities may reflect amounts less than $500.

The accompanying notes are an integral part of these financial statements

Fidelity Wise Origin Bitcoin Fund

Statements of Operations
(unaudited)

(Amounts in 000’s of US$)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Investment Income:
Investment income	$—	$—	$—	$—
Expenses:
Sponsor fee	14,379	6,806	38,483	16,106
Total Expenses Before Waiver	14,379	6,806	38,483	16,106
Sponsor fee waived	—	(2,303)	—	(11,603)
Net Expenses	14,379	4,503	38,483	4,503
Net Investment Income (Loss)	$(14,379)	$(4,503)	$(38,483)	$(4,503)
Net Realized and Change in Unrealized Gain (Loss) from:
Net realized gain (loss) on investment in bitcoin sold for redemptions	(11,047)	(176,428)	(246,884)	(294,592)
Net realized gain (loss) on investment in bitcoin transferred to pay the Sponsor fee	(69)	(387)	(1,106)	(387)
Net change in unrealized appreciation (depreciation) on investment in bitcoin	1,397,267	222,335	4,176,170	1,767,412
Net Realized and Change in Unrealized Gain (Loss) on Investment in Bitcoin	$1,386,151	$45,520	$3,928,180	$1,472,433
Net Increase (Decrease) in Net Assets Resulting from Operations	$1,371,772	$41,017	$3,889,697	$1,467,930

Values shown as $— in the Statements of Operations may reflect amounts less than $500.

The accompanying notes are an integral part of these financial statements

Fidelity Wise Origin Bitcoin Fund

Statements of Changes in Net Assets
(unaudited)

(Amounts in 000’s of US$, except for shares)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$(14,379)	$(4,503)	$(38,483)	$(4,503)
Net realized gain (loss) on investment in bitcoin sold for redemptions	(11,047)	(176,428)	(246,884)	(294,592)
Net realized gain (loss) on investment in bitcoin transferred to pay the Sponsor fee	(69)	(387)	(1,106)	(387)
Net change in unrealized appreciation (depreciation) on investment in bitcoin	1,397,267	222,335	4,176,170	1,767,412
Net Increase (Decrease) in Net Assets Resulting from Operations	$1,371,772	$41,017	$3,889,697	$1,467,930
Capital Share Transactions:
Shares issued	2,959,997	1,742,687	8,125,177	11,720,153
Shares redeemed	(2,642,900)	(914,104)	(7,556,085)	(1,706,482)
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	$317,097	$828,583	$569,092	$10,013,671
Total Increase (Decrease) in Net Assets	$1,688,869	$869,600	$4,458,789	$11,481,601
Net Assets, beginning of period	21,584,310	10,612,001	18,814,390	-
Net Assets, End of Period	$23,273,179	$11,481,601	$23,273,179	$11,481,601
Changes in Shares Outstanding:
Shares outstanding, beginning of period	230,728,476	191,500,000	230,678,476	1
Shares issued	29,825,000	32,675,000	89,400,000	238,625,000
Shares redeemed	(26,875,000)	(17,900,000)	(86,400,000)	(32,350,001)
Net Increase (Decrease) in Shares	2,950,000	14,775,000	3,000,000	206,274,999
Shares Outstanding, End of Period	233,678,476	206,275,000	233,678,476	206,275,000

Values shown as $— in the Statements of Changes in Net Assets may reflect amounts less than $500.

The accompanying notes are an integral part of these financial statements

Fidelity Wise Origin Bitcoin Fund

Statements of Cash Flows
(unaudited)

(Amounts in 000’s of US$)	Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$3,889,697	$1,467,930
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Payments for purchases of bitcoin	(7,869,555)	(11,650,230)
Proceeds from bitcoin sold	7,323,390	1,644,875
Net realized (gain) loss on investment in bitcoin sold for redemptions	246,884	294,592
Net realized (gain) loss on investment in bitcoin transferred to pay the Sponsor fee	1,106	387
Net change in unrealized (appreciation) depreciation on investment in bitcoin	(4,176,170)	(1,767,412)
Transfer of bitcoin to pay the Sponsor fee	37,618	2,186
Increase (decrease) in Sponsor fee payable	865	2,317
Net Cash Provided by (Used in) Operating Activities	$(546,165)	$(10,005,355)
Cash Flows from Financing Activities:
Proceeds from issuance of capital shares	7,869,555	11,650,230
Cash paid for redemption of capital shares	(7,323,390)	(1,644,875)
Net Cash Provided by (Used in) Financing Activities	$546,165	$10,005,355
Cash
Net increase (decrease) in cash	$—	$—
Cash, beginning of the period	$—	$—
Cash, End of the Period	$—	$—

Supplemental Information and Non-Cash Financing Activities
Bitcoin received for the issuance of capital shares	$5,037	$—

Values shown as $— in the Statements of Cash Flows may reflect amounts less than $500.

The accompanying notes are an integral part of these financial statements

Fidelity Wise Origin Bitcoin Fund

Schedules of Investment

(unaudited)

September 30, 2025

(Amounts in 000’s of US$, except for quantity of bitcoin and percentages)
Investments (a)	Quantity of Bitcoin	Cost	Fair Value	Percentage of Net Assets
Investment in bitcoin
Global
Bitcoin	203,794	$11,751,741	$23,278,011
Total Investment in bitcoin		$11,751,741	$23,278,011	100.02%
Other Assets Less Liabilities			$(4,832)	(0.02)%
Total Net Assets			$23,273,179	100.00%
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

Prior to January 11, 2024, the Trust had no operations other than matters relating to the sale and issuance of one Share of the Trust to an affiliate at a per-Share price of $40 (the “Seed Share”) on November 30, 2023. On January 9, 2024, the Seed Share was redeemed for cash and FMR Capital, Inc. (the "Seed Capital Investor"), an affiliate of the Sponsor, purchased 500,000 Shares at a per-Share price of $40 (the “Seed Baskets”). Total proceeds to the Trust from the sale of the Seed Baskets were $20,000,000. On January 10, 2024, the Trust was declared effective. On January 11, 2024, the Trust commenced operations and Shares commenced trading on Cboe BZX Exchange, Inc. (the “Exchange”).

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

The Sponsor evaluates tax positions taken or expected to be taken in the course of its tax treatment, and its tax reporting to its shareholders, of these positions to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of September 30, 2025, the 2024 and 2023 tax years remain open for examination. There were no examinations in progress at period end.

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

Note 4: Fair Value Measurement

The Trust’s assets recorded at fair value have been categorized based upon a fair value hierarchy as described in the Trust’s significant accounting policies in Note 2. The following table presents information about the Trust’s assets measured at fair value as of September 30, 2025 and December 31, 2024:

	September 30, 2025
(Amounts are in 000’s)	Level 1	Level 2	Level 3	Total
Investment in bitcoin	$23,278,011	$—	$—	$23,278,011
Total Investments	$23,278,011	$—	$—	$23,278,011

	December 31, 2024
(Amounts are in 000’s)	Level 1	Level 2	Level 3	Total
Investment in bitcoin	$18,818,357	$—	$—	$18,818,357
Total Investments	$18,818,357	$—	$—	$18,818,357

Geographic location for all investments is detailed in the accompanying Schedules of Investment.

Note 5: Capital

The Trust is an exchange-traded product. The Trust continuously offers Baskets consisting of Shares to Authorized Participants. The number of outstanding Shares is expected to increase and decrease from time to time as a result of the issuance and redemption of Baskets. The issuance and redemption of Baskets requires the delivery to the Trust or the distribution by the Trust of the amount of bitcoin or cash represented by the Trust’s NAV of the Baskets being issued or redeemed. The total amount of bitcoin or cash required for the issuance or redemption of Baskets will be based on the combined net assets represented by the number of Baskets being issued or redeemed.

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

Note 8: Financial Highlights

The Trust is presenting the following financial highlights related to investment performance and operations of a Share outstanding for the nine months ended September 30, 2025 and the period January 11, 2024 (commencement of operations) through September 30, 2024. The total return, at net asset value is based on the change in NAV of a Share during the period and the total return, at market value is based on the change in market value of a Share on the Exchange during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Nine Months Ended September 30, 2025	For the Period January 11, 2024 (Commencement of Operations) Through September 30, 2024
Per Share Activity
Net Asset Value, beginning of period	$81.56	$40.00
Net investment income (loss)⁽¹⁾	(0.17)	(0.03)
Net realized and change in unrealized gain (loss)	18.20	15.69
Net increase (decrease) in net assets resulting from operations	18.03	15.66
Net Asset Value, end of period	$99.59	$55.66
Market Value per Share, beginning of period	81.58	40.00
Market Value per Share, end of period	$99.81	$55.53
Total Return, at Net Asset Value⁽²⁾	22.11%	39.15%
Total Return, at Market Value⁽²⁾	22.35%	38.83%
Ratios to Average Net Assets
Net investment income (loss)⁽³⁾	(0.25)%	(0.07)%
Expenses, gross⁽³⁾	0.25%	0.25%
Expenses, net of waivers⁽³⁾	0.25%	0.07%
(1)
Based on average shares outstanding during the period.
(2)
Percentages are not annualized.
(3)
Percentages are annualized.

Note 9: Subsequent Events

In preparation of the financial statements, management has evaluated the events and transactions subsequent to September 30, 2025, and determined that there are no subsequent events or transactions that would require adjustments to or disclosures in the Trust’s financial statements.

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

The Trust is passively managed and does not pursue active management investment strategies, invest in derivatives, or loan or pledge its assets. The Sponsor believes that the Shares are designed to provide investors with a cost-effective and convenient way to invest in bitcoin without purchasing, holding and trading bitcoin directly. The Trust sells and redeems Shares only with Authorized Participants in exchange for bitcoin or cash and only in blocks of 25,000 Shares.

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

The Quarter Ended September 30, 2025

The Trust’s net assets increased from approximately $21.6 billion as of June 30, 2025 to $23.3 billion as of September 30, 2025. The change in the Trust’s net assets primarily resulted from an increase in outstanding Shares, which rose from 230,728,476 as of June 30, 2025 to 233,678,476 as of September 30, 2025. This was as a result of 29,825,000 Shares (1,193 Baskets) being created and 26,875,000 Shares (1,075 Baskets) being redeemed during the three months ended September 30, 2025, coupled with an increase in the price of bitcoin, which rose 6.53% from $107,221.67 as of June 30, 2025 to $114,223.01 as of September 30, 2025.

The Trust’s NAV per Share increased 6.00% from $93.83 as of June 30, 2025, to $99.46 as of September 30, 2025.

The Trust’s NAV per Share of $106.80 at August 13, 2025, was the highest during the three months ended September 30, 2025, compared with a low of $92.12 at July 1, 2025.

The quantity of bitcoin owned by the Trust and held by the bitcoin custodian increased from 201,347 as of June 30, 2025 to 203,794 on September 30, 2025. The increase in quantity is the result of the net increase from capital share transactions.

The net increase in net assets resulting from operations for the three months ended September 30, 2025, was $1.4 billion, primarily resulting from a net change in unrealized appreciation on investment in bitcoin of $1.4 billion.

The Quarter Ended September 30, 2024

The Trust’s net assets increased from $10.6 billion on June 30, 2024 to $11.5 billion on September 30, 2024. The change in the Trust’s net assets primarily resulted from an increase in outstanding Shares, which rose from 191,500,000 on June 30, 2024 to 206,275,000 on September 30, 2024 as a result of 32,675,000 Shares (1,307 Baskets) being issued and 17,900,000 Shares (716 Baskets) being redeemed during the quarter, coupled with an increase in the price of bitcoin, which rose 0.49% from $63,369.30 on June 30, 2024 to $63,677.63 on September 30, 2024.

The Trust’s NAV per Share increased 5.24% from $52.68 on June 28, 2024 (last business day) to $55.44 on September 30, 2024.

The Trust’s NAV per Share of $59.36 at July 26, 2024 was the highest during the quarter, compared with a low of $46.43 at August 5, 2024.

During the quarter ended September 30, 2024, the quantity of bitcoin owned by the Trust and held by the bitcoin custodian increased from 167,463 on June 30, 2024 to 180,345 on September 30, 2024. The increase in quantity is the result of the net increase from capital share transactions.

The net increase in net assets resulting from operations for the quarter ended September 30, 2024 was $41.0 million, driven by a net change in unrealized appreciation of investment in bitcoin of $222.3 million and a net realized loss of $176.4 million from the sale of the investment in bitcoin for the redemption of Shares.

The Nine Months Ended September 30, 2025

The Trust’s net assets increased from approximately $18.8 billion as of December 31, 2024 to $23.3 billion as of September 30, 2025. The change in the Trust’s net assets primarily resulted from an increase in outstanding Shares, which rose from 230,678,476 as of December 31, 2024 to 233,678,476 as of September 30, 2025. This was as a result of 89,400,000 Shares (3,576 Baskets) being created and 86,400,000 Shares (3,456 Baskets) being redeemed during the nine months ended September 30, 2025, coupled with an increase in the price of bitcoin, which rose 22.34% from $93,365.36 as of December 31, 2024 to $114,223.01 as of September 30, 2025.

The Trust’s NAV per Share increased 21.59% from $81.80 as of December 31, 2024, to $99.46 as of September 30, 2025.

The Trust’s NAV per Share of $106.80 at August 13, 2025, was the highest during the nine months ended September 30, 2025, compared with a low of $66.97 at April 8, 2025.

The quantity of bitcoin owned by the Trust and held by the bitcoin custodian increased from 201,556 as of December 31, 2024 to 203,794 on September 30, 2025. The increase in quantity resulted from purchases or acquisitions of bitcoin, partially offset by bitcoin transferred to pay the Sponsor fee and sold for the redemptions of Shares, during the nine months ended September 30, 2025.

The net increase in net assets resulting from operations for the nine months ended September 30, 2025, was $3.9 billion, primarily resulting from a net change in unrealized appreciation on investment in bitcoin of approximately $4.2 billion and a net realized loss of approximately $246.9 million from the sale of the investment in bitcoin for the redemption of Shares.

The Period Ended September 30, 2024

The Trust’s net assets increased from $40 on December 31, 2023 to $11.5 billion on September 30, 2024. The change in the Trust’s net assets primarily resulted from an increase in outstanding Shares, which rose from 1 on December 31, 2023 to 206,275,000 on September 30, 2024 as a result of 238,625,000 Shares (9,545 Baskets) being issued and 32,350,001 Shares (1,294 Baskets) being redeemed during the period January 11, 2024 (commencement of operations) through September 30, 2024, coupled with an increase in the price of bitcoin, which rose 38.56% from $45,956.16 on January 11, 2024 to $63,677.63 on September 30, 2024.

The Trust’s NAV per Share increased 38.60% from $40.00 on December 31, 2023 to $55.44 on September 30, 2024.

The Trust’s NAV per Share of $63.97 at March 13, 2024 was the highest during the period, compared with a low of $34.28 at January 23, 2024.

During the period ended September 30, 2024, the quantity of bitcoin owned by the Trust and held by the bitcoin custodian increased from 0 on December 31, 2023 to 180,345 on September 30, 2024. The increase in quantity is the result of the net increase from capital share transactions.

The net increase in net assets resulting from operations for the period ended September 30, 2024 was $1.5 billion, driven by a net change in unrealized appreciation on investment in bitcoin of $1.8 billion and a net realized loss of approximately $0.3 billion from the sale of the investment in bitcoin for the redemption of Shares.

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

Selected Operating Data

September 30, 2025
Price of bitcoin on principal market (1)	$114,223.01
NAV per Share (2)	$99.59
(1)
The Trust performed an assessment of the principal market at 11:59:59 p.m., EST, on September 30, 2025.
(2)
The NAV per Share was calculated using the fair value of bitcoin based on the principal market price at 11:59:59 p.m., EST, on September 30, 2025.

September 30, 2025
Index price (3)	$114,068.64
Trust’s NAV per Share (3)	$99.46
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

As of 4:00 p.m., EST, on the last business day of the quarter ended September 30, 2025, the Trust’s total value of bitcoin based on the Index Price (non-GAAP methodology) was $23,246,550,892 and the total market value of the Trust’s bitcoin based on the price of a bitcoin at 4:00 p.m., EST, in the principal market was $23,314,485,757.

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

The following chart illustrates the movement in the Index Price, the principal market price, and the Trust’s NAV per Share during the nine months ended September 30, 2025.

Movement in Index Price, Principal Market Price, and Trust's NAV per Share
30%
20%
10%
0%
-10%
-20%
-30%
January 2025
February 2025
March 2025
April 2025
May 2025
June 2025
July 2025
August 2025
September 2025
Index Price
Price of bitcoin on principal market
Trust's NAV per Share

During the nine months ended September 30, 2025, the Index Price has ranged from $76,713.07 on April 8, 2025, to $122,448.50 on August 13, 2025. The Sponsor has not observed a material difference between the Index Price and average prices from the constituent bitcoin spot markets individually or as a group.

During the nine months ended September 30, 2025, the 11:59:59 p.m. EST market price of bitcoin, as reported on the Trust’s principal market, has ranged from $75,009.00 on April 8, 2025, to $123,396.86 on August 13, 2025.

Shares trade in the secondary market on the Exchange. Shares may trade in the secondary market at prices that are lower or higher relative to the Trust’s NAV per Share. The amount of the discount or premium in the trading price relative to the Trust’s NAV per Share may be influenced by various factors, including the number of Shareholders who seek to purchase or sell Shares in the secondary market and the liquidity of bitcoin. The following chart sets out the historical closing prices for the Shares as reported by the Exchange and the Trust’s NAV per Share during the nine months ended September 30, 2025.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
Not applicable.
(b)
Not applicable.
(c)
The Trust does not purchase Shares directly from its shareholders. The following table summarizes the redemptions by Authorized Participants during the three months ended September 30, 2025:

Title of Securities Registered*	Date	Total Number of Shares Redeemed	Average Price Per Share
Fidelity® Wise Origin® Bitcoin Fund Shares
	07/01/2025 to 07/31/2025	6,175,000	$99.69
	08/01/2025 to 08/31/2025	9,525,000	$99.08
	09/01/2025 to 09/30/2025	11,175,000	$96.97

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

FIDELITY WISE ORIGIN BITCOIN FUND

Date: November 7, 2025	By:	/s/ Cynthia Lo Bessette
	Name:	Cynthia Lo Bessette
	Title:	President (Principal Executive Officer)

FIDELITY WISE ORIGIN BITCOIN FUND

Date: November 7, 2025	By:	/s/ Heather Bonner
	Name:	Heather Bonner
	Title:	Treasurer (Principal Financial and Accounting Officer)

* The registrant is a trust and the persons are signing in their capacities as officers of FD Funds Management LLC, the Sponsor of the registrant.

1.9912507.101

WOB-10Q3-1125