Form 10-K
period 2025-12-31
Fidelity Wise Origin Bitcoin Fund
filed 2026-02-25
CIK 1852317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s shares held by non-affiliates of the registrant as of June 30, 2025 was $21,502,562,250

Number of Shares outstanding as of February 20, 2026: 214,578,476

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

Should one or more of these risks discussed in “Risk Factors” or other uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those described in forward- looking statements. Forward-looking statements are made based on the Sponsor’s beliefs, estimates and opinions on the date the statements are made and neither the Trust nor the Sponsor is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Moreover, neither the Trust, the Sponsor, nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Investors are therefore cautioned against placing undue reliance on forward-looking statements.

Risk Factors Summary

The following is only a summary of the principal risks that could materially and adversely affect our business, financial condition, results of operations and cash flows, which should be read in conjunction with the detailed description of these risks in “Item 1A. Risk Factors.” Some of the factors that could materially and adversely affect our business, financial condition, results of operations and cash flows include, but are not limited to, the following:

Risk Factors Related to Digital Assets

•
The trading prices of many digital assets, including bitcoin, have experienced extreme volatility in recent periods and may continue to do so. Extreme volatility in the future, including further declines in the trading prices of bitcoin, could have a material adverse effect on the value of the Shares.
•
The value of the Shares is subject to a number of factors relating to the fundamental investment characteristics of bitcoin as a digital asset, including the fact that digital assets are bearer instruments and loss, theft, destruction, or compromise of the associated private keys could result in permanent loss of the asset, and the capabilities and development of blockchain technologies such as the blockchain ledger for bitcoin.
•
Digital assets represent a new and rapidly evolving industry, and the value of the Shares depends on the acceptance of bitcoin.
•
Changes in the governance of a digital asset network may not receive sufficient support from users and miners, which may negatively affect that digital asset network’s ability to grow and respond to challenges.

Risks Associated with Bitcoin and the Bitcoin Network

•
The value of the Shares relates directly to the value of bitcoins, the value of which may be highly volatile and subject to fluctuations due to a number of factors.

Risks Associated with Investing in the Trust

•
If the process of creation and redemption of Baskets encounters any unanticipated difficulties, the possibility for arbitrage transactions by registered broker-dealers who have entered into written agreements with the Sponsor and the Trustee (each, an “Authorized Participant”) intended to keep the price of the Shares closely linked to the price of bitcoin may not exist and, as a result, the price of the Shares may fall or otherwise diverge from the net asset value per Share (“NAV”).
•
The liquidity of the Shares may also be affected by the withdrawal from participation of Authorized Participants or bitcoin trading counterparties.
•
Security threats to the Trust’s account at the Custodian could result in the halting of Trust operations and a loss of Trust assets or damage to the reputation of the Trust, each of which could result in a reduction in the value of the Shares.
•
Bitcoin transactions are irrevocable and stolen or incorrectly transferred bitcoins may be irretrievable. As a result, any incorrectly executed bitcoin transactions could adversely affect the value of the Shares.

Risks Associated with the Index and Index Pricing

•
The Index has a limited performance history, the Index price could fail to track the global bitcoin price, and a failure of the Index price could adversely affect the value of the Shares.
•
The Index price used to calculate the value of the Trust’s bitcoin may be volatile, adversely affecting the value of the Shares.

Regulatory Risk

•
Digital asset markets in the United States exist in a state of regulatory uncertainty, and adverse legislative or regulatory developments could significantly harm the value of bitcoin or the Shares, such as by banning, restricting or imposing onerous conditions or prohibitions on the use of bitcoins, mining activity, digital wallets, the provision of services related to trading and custody of bitcoin, the operation of the Bitcoin network, or the digital asset markets generally.
•
Regulatory changes or interpretations could obligate an Authorized Participant, the Trust, or the Sponsor to register and comply with new regulations, resulting in potentially extraordinary, nonrecurring expenses to the Trust.
•
The treatment of digital assets for U.S. federal, state and local income tax purposes is uncertain.

PART I

As used below, Bitcoin with an uppercase “B” is used to describe the system as a whole that is involved in maintaining the ledger of bitcoin ownership and facilitating the transfer of bitcoin among parties. When referring to the digital asset within the Bitcoin network, bitcoin is written with a lower case “b.”

Item 1. Business.

Summary

Fidelity Wise Origin Bitcoin Fund (the “Trust”) is a Delaware statutory trust formed on March 17, 2021. The Trust issues common shares of beneficial interest (“Shares”), which represent fractional undivided beneficial interest in and ownership of the Trust. The Shares of the Trust are listed on the Cboe BZX Exchange, Inc. (“Cboe BZX” or the “Exchange”). FD Funds Management LLC (the “Sponsor”) is the sponsor of the Trust, CSC Delaware Trust Company (the “Trustee”) is the trustee of the Trust, State Street Bank and Trust Company (“State Street” or the “Transfer Agent”) is the Trust’s transfer agent (in such capacity, the “Transfer Agent”) and cash custodian (in such capacity, the “Cash Custodian”), and Fidelity Digital Assets, N.A. (formerly Fidelity Digital Asset Services, LLC) (“FDA” or the “Custodian”) is the custodian for the Trust, and holds all of the Trust’s bitcoin on the Trust’s behalf. The operations of the Trust are governed by an Amended and Restated Trust Agreement of the Trust, among the Trustee, the Sponsor, and the shareholders from time to time there under (the “Shareholders”), as may be amended from time to time (the “Trust Agreement”). The Trust is an exchange-traded product. When the Trust sells or redeems its Shares, it will do so in blocks of 25,000 Shares (a “Basket”) based on the quantity of bitcoin attributable to each Share of the Trust (net of accrued but unpaid expenses and liabilities).

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

The Index is designed to reflect the performance of bitcoin in U.S. dollars. The Index is constructed using bitcoin price feeds from eligible bitcoin spot markets and a volume-weighted median price (“VWMP”) methodology, calculated every 15 seconds based on VWMP spot market data over rolling sixty-minute increments to develop a bitcoin price composite. The Index methodology was developed by Fidelity Product Services LLC (the “Index Provider”) and is monitored by the Fidelity Index Committee (the “Committee”) with the assistance of the Fidelity Digital Asset Management Investment Committee. Coin Metrics, Inc. is the third-party calculation agent (“Calculation Agent”) for the Index.

The Trust provides exposure to the value of bitcoin, and the Shares of the Trust are valued on a daily basis using the same methodology used to calculate the Index. The Trust provides investors with the opportunity to access the market for bitcoin through a traditional brokerage account without the potential barriers to entry or risks involved with holding or transferring bitcoin directly, acquiring it from a bitcoin spot market, or mining it. The Trust is passively managed and does not pursue active management investment strategies. The Trust keeps custody of its bitcoin at an affiliate of the Sponsor, Fidelity Digital Assets, N.A. (formerly Fidelity Digital Asset Services, LLC) (“FDA” or the “Custodian”), a national trust bank that provides custody and trade execution services for digital assets. The Trust will not invest in derivatives.

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

Bitcoin and the Bitcoin network

Bitcoin is based on the decentralized, open source protocol of a peer-to-peer electronic network. No single entity owns or operates the Bitcoin network. Bitcoin is not issued by governments, banks or any other centralized authority. The infrastructure of the Bitcoin network is collectively maintained on a distributed basis by the network’s participants, consisting of “miners”, who run special software to validate transactions, developers, who maintain and contribute updates to the Bitcoin network’s source code, and users, who download and maintain on their individual computer a full or partial copy of the Bitcoin Blockchain (as defined below) and related software. Anyone can be a user, developer, or miner. The Bitcoin network is accessed through software, and software governs bitcoin’s creation, movement, and ownership. The source code for the Bitcoin network and related software protocol is open-source, and anyone can contribute to its development. The value of bitcoin is in part determined by the supply of, and demand for, bitcoin in the global markets for the trading of bitcoin, market expectations for the adoption of bitcoin as a decentralized store of value, the number of merchants and/or institutions that accept bitcoin as a form of payment, and the volume of peer-to-peer transactions, among other factors.

Bitcoin transaction and ownership records are reflected on the Bitcoin Blockchain. Miners authenticate and bundle bitcoin transactions sequentially into files called “blocks”, which requires performing computational work to solve a cryptographic puzzle set by the Bitcoin network’s software protocol. Because each solved block contains a reference to the previous block, they form a chronological “chain” back to the first bitcoin transaction (“Bitcoin Blockchain”). Copies of the Bitcoin Blockchain are stored in a decentralized manner on the computers of each individual Bitcoin network full node, i.e., any user who chooses to maintain on their computer a full copy of the Bitcoin Blockchain as well as related software. Each bitcoin is associated with a set of unique cryptographic “keys”, in the form of a string of numbers and letters, which allow whoever is in possession of the private key to assign that bitcoin in a transfer that the Bitcoin network will recognize.

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

Mathematically Controlled Supply

The supply of new bitcoin is mathematically controlled and the number of bitcoin grows at a limited rate pursuant to a pre-set schedule. The number of bitcoin awarded for solving a new block is automatically cut in half after every 210,000 blocks are added to the Bitcoin Blockchain. This is referred to as a “blockhalf.” At the time of this Annual Report, the fixed reward for solving a new block is 3.125 bitcoin per block. This is expected to decrease by half, to become 1.5625 bitcoin after the next 210,000 blocks are entered into the Bitcoin network. This deliberately controlled rate of bitcoin creation means that the number of bitcoin in existence will increase at a controlled rate until the number of bitcoin in existence reaches the pre-determined amount of 21 million bitcoin. As of December 31, 2025, approximately 19.9 million bitcoin has been mined, and estimates of when the 21 million bitcoin limitation will be reached range up to the year 2140. There are websites that keep track of the bitcoin supply and continuously update key information related to bitcoin mining and monitoring, such as the total number of bitcoin in circulation and total bitcoin left to mine before the next blockhalf.

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

In addition, bitcoin futures and options trading occurs on exchanges in the U.S. regulated by the CFTC. The market for CFTC-regulated trading of bitcoin derivatives has developed substantially. From January 1, 2025 through December 31, 2025, CFTC regulated bitcoin futures represented between $1.46 billion and $15.23 billion in notional trading volume on Chicago Mercantile Exchange on a daily basis and notional volume was never below $5.05 billion and represented over $16.21 billion in open interest for the entirety of the period.

Although bitcoin was the first digital asset, in the ensuing years, the number of digital assets, market participants and companies in the space has increased dramatically. In addition to bitcoin, other well-known digital assets include Ethereum, XRP, bitcoin cash, and Litecoin. The category and protocols are still being defined and evolving. As of December 31, 2025, bitcoin had a total market capitalization of approximately $1.75 trillion and represented approximately 57% of the entire digital asset market.

Regulation of Bitcoin and Government Oversight

As digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies (including FinCEN, SEC, CFTC, FINRA, the Consumer Financial Protection Bureau, the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the IRS and state financial institution regulators) have been examining the operations of digital asset networks, digital asset users and the digital asset spot markets, with particular focus on the extent to which digital assets can be used to launder the proceeds of illegal activities or fund criminal or terrorist enterprises, and the safety and soundness of spot markets or other service-providers that hold digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by digital assets to investors. President Trump’s January 23, 2025 Executive Order, titled “Strengthening American Leadership in Digital Financial Technology, aimed to reorient the federal government’s approach to digital assets. The Executive Order emphasized the importance of the digital asset industry in innovation and economic development, and outlined policies to support the growth and use of digital assets, blockchain technology and related technologies. President Trump’s order also revoked former President Biden’s March 9, 2022 Executive Order, titled, “Responsible Development of Digital Assets” and the U.S. Department of Treasury’s July 7, 2022 “Framework for International Engagement of Digital Assets” and all policies, directives and guidance issued pursuant to those items produced by the previous administration.

On January 21, 2025, the SEC’s acting Chairman Mark T. Uyeda announced the SEC Crypto Task Force. The task force has an objective of developing a comprehensive and clear regulatory framework for crypto assets. The task force also seeks to establish a practical and achievable process for registration of digital assets and design clearly defined disclosure requirements and frameworks.

In addition, the previous chair of the SEC has stated that the SEC has authority under existing laws to regulate the digital asset sector, and the SEC, U.S. state securities regulators and several foreign governments have issued warnings and instituted legal proceedings in which they argue that certain digital assets may be classified as securities and that both those digital assets and any related initial coin offerings are subject to securities regulations. The outcomes of these proceedings, as well as ongoing and future regulatory actions may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares or the ability of the Trust to continue to operate. Additionally, U.S. state and federal as well as foreign regulators and legislatures have taken action against virtual currency businesses or enacted restrictive regimes in response to adverse publicity arising from hacks, consumer harm, or criminal activity stemming from virtual currency activity.

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

The Sponsor believes that the fact that there are multiple bitcoin spot markets contributing prices to the NAV makes manipulation more difficult in a well-arbitraged and fractured market, as a malicious actor would need to manipulate multiple spot markets simultaneously to impact the NAV, or dramatically skew the historical distribution of volume between the various markets.

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

The Administrator calculates the NAV of the Trust once each Exchange trading day. The NAV for a normal trading day will be released after 4:00 p.m. EST. Trading during the core trading session on the Exchange typically closes at 4:00 p.m. EST. However, NAVs are not officially struck until after 4:00 p.m. EST. The pause after 4:00 p.m. EST provides an opportunity for the Sponsor to algorithmically detect, flag, investigate, and correct unusual pricing should it occur. The Sponsor has established a Fair Value and Liquidity Risk Management Committee (“Valuation and Liquidity Committee”) to carry out the day-to-day fair valuation responsibilities and has adopted policies and procedures to govern the fair valuation process and the activities of the Valuation and Liquidity Committee. If the Valuation and Liquidity Committee determines in good faith that the Index does not reflect an accurate bitcoin price, then the Valuation and Liquidity Committee will instruct the Administrator to employ an alternative method to determine the fair value of the Trust’s assets. In determining an alternative fair value method, the Valuation and Liquidity Committee generally considers such criteria as observable market-based inputs, including market quotations and last sale information from third-party pricing services and/or trading platforms on which bitcoin are traded. The Valuation and Liquidity Committee’s selection of third-party pricing services used considers the qualifications, experience, and history of the pricing services and whether their valuation methodologies and procedures are reasonably designed to produce prices that reflect fair value under the prevailing market conditions. Moreover, the terms of the Trust Agreement do not prohibit the Sponsor from changing the Index or other valuation method used to calculate the net asset value of the Trust. Any such change in the Index or other valuation method could affect the value of the Shares and investors could suffer a substantial loss on their investment in the Trust. In the event of a material change, the Sponsor will notify Shareholders in a prospectus supplement and/or a current report on Form 8-K or in its annual or quarterly reports, as applicable.

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

Creation and Redemption of Shares

The Trust creates and redeems Shares from time to time, but only in one or more Baskets. Baskets are only made in exchange for delivery to the Trust or the distribution by the Trust of the amount of bitcoin or cash represented by the Baskets being created or redeemed (the “Basket Deposit”). The amount of bitcoin required in a Basket Deposit (the “Basket Bitcoin Deposit”) and the amount of cash required in a Basket Deposit (the “Basket Cash Deposit”) are based on the quantity or value of the quantity, as applicable, of bitcoin or cash attributable to each Share of the Trust (net of accrued but unpaid Sponsor Fees and any accrued but unpaid Extraordinary Expenses) being created or redeemed determined as of 4:00 p.m. EST on the day the order to create or redeem Baskets is properly received.

Authorized Participants are the only persons that may place orders to create and redeem Baskets. Authorized Participants must be (1) registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions described below and (2) direct participants (“DTC Participants”) in the Depository Trust Company (“DTC”). To become an Authorized Participant, a person must enter into an Authorized Participant Agreement with the Distributor. As of the Trust’s commencement of operations, Baskets may only be purchased or redeemed by Authorized Participants for bitcoin or cash.

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

Certain Authorized Participants and their agents and affiliates are expected to be capable of participating directly in the spot markets. Some Authorized Participants or their agents and affiliates may from time to time buy or sell bitcoin and may profit in these instances. To the extent that the activities of Authorized Participants or their agents and affiliates have a meaningful effect on the bitcoin market, it could affect the price of bitcoin and impact the ability of the Authorized Participants to effectively arbitrage the difference between the price at which the shares trade and the NAV of the Trust. While the Sponsor currently expects that Authorized Participants’ and their agents’ and affiliates’ direct activities in the bitcoin or securities markets in connection with the creation and redemption activities of the Trust will not significantly affect the price of bitcoin or the Shares, the impact of the activities of the Trust and its Authorized Participants and their agents and affiliates on bitcoin or securities markets is unknown and beyond the control of the Sponsor.

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

The manner by which creations are made is dictated by the terms of the Authorized Participant Agreement. Creation orders may be denominated and settled in an amount of bitcoin (“In-Kind Creation Order”) or cash (“Cash Creation Order”). By placing an In-Kind Creation Order, an Authorized Participant, agrees to facilitate the deposit of bitcoin with the Custodian, either directly or indirectly through an Authorized Participant Designee. By placing a Cash Creation Order, an Authorized Participant agrees to facilitate the deposit of cash with the Cash Custodian. An Authorized Participant may not withdraw a creation order without the prior consent of the Sponsor in its discretion.

Following an In-Kind Creation Order from an Authorized Participant, the Trust’s account at the Custodian must be credited with the required bitcoin by 11:00 a.m. EST on the following business day or such other time designated by the Sponsor. The Authorized Participant or its Authorized Participant Designee, will normally send the required bitcoin in an “on chain” transaction over the Bitcoin network. Such on chain transactions are subject to the risks associated with Bitcoin network transactions, including the irreversibility of transactions made in error or unavoidable delays due to Bitcoin network congestion. Upon receipt of the Basket Bitcoin Deposit amount in the Trust’s account at the Custodian, the Administrator will notify the Transfer Agent. The Transfer Agent will then direct DTC to credit the number of Shares created to the Authorized Participant’s DTC account.

Following an Authorized Participant’s Cash Creation Order, the Trust’s account at the Cash Custodian must be credited with the Basket Cash Deposit amount by 11:00 a.m. EST on the following business day or such other time designated by the Sponsor. Upon receipt of the Basket Cash Deposit amount in the Trust’s account at the Cash Custodian, the Transfer Agent will notify the Distributor, the Authorized Participant, and the Sponsor that the Basket Cash Amount has been deposited. The Sponsor, on behalf of the Trust, will instruct a bitcoin trading counterparty to purchase the amount of bitcoin equivalent in value to the cash deposit amount associated with the creation order, with such purchase transaction prearranged to be executed, in the Sponsor’s reasonable efforts, at the Index price used by the Trust to calculate NAV, taking into account any spread, commissions, or other trading costs on the applicable Purchase Order Date. The resulting bitcoin will be deposited in the Trust’s account with the Bitcoin Custodian. Any slippage incurred (including, but not limited to, any trading fees, spreads, or commissions), on a cash equivalent basis, will be the responsibility of the Authorized Participant and not of the Trust or Sponsor. To the extent the execution price of the bitcoin acquired by the trading counterparty exceeds the cash deposit amount, such cash difference will be the responsibility of the Authorized Participant and not the Trust or Sponsor. The Transfer Agent will then direct DTC to credit the number of Shares created to the Authorized Participant’s DTC account.

The Trust has entered into agreements with each of A1, Ltd., Cumberland DRW LLC, Flow Traders B.V., Galaxy Digital Trading Cayman LLC, JSCT, LLC, Virtu Financial Singapore Pte. Ltd., and Wintermute Trading Ltd to serve as a bitcoin trading counterparty to the Trust. JSCT, LLC is an affiliate of Jane Street Capital LLC and Virtu Financial Singapore Pte. Ltd. is an affiliate of Virtu Americas LLC. Each of Jane Street Capital LLC and Virtu Americas LLC is an Authorized Participant. The Sponsor is not aware of, nor has it requested any information relating to, any other affiliation or material relationship between such bitcoin trading counterparties and the Authorized Participants or other service providers of the Trust in executing a transaction in bitcoin with the Trust. The agreements with the bitcoin trading counterparties provide that once the Sponsor determines based on its execution procedures which counterparty to execute a trade with and the Sponsor has placed a trade with a specific counterparty, that counterparty is contractually obligated to settle that trade. Each of these third parties are, and any other trading counterparty the Trust places orders with will be, subject to U.S. federal and/or state licensing requirements or similar laws in non-U.S. jurisdictions and maintain practices and policies designed to comply with AML and KYC regulations or similar laws in non-U.S. jurisdictions.

Determination of Required Deposits

The amount of the Basket Deposit changes from day to day. On each day that the Exchange is open for regular trading, the Administrator adjusts the quantity of bitcoin or cash constituting the Basket Deposit as appropriate to reflect the value of the Trust’s bitcoin and cash less accrued expenses. The computation is made by the Administrator as promptly as practicable after 4:00 p.m. EST or at an earlier time set forth in the Authorized Participant Agreement or otherwise provided to all Authorized Participants on the date such order is placed in order for the creation of Baskets to be effected based on the NAV of Shares as next determined on such date after receipt of the order in proper form.

The Basket Bitcoin Deposit for a given day is determined by dividing the number of bitcoin held by the Trust as of the opening of business on that business day, adjusted for the amount of bitcoin constituting accrued expenses and other liabilities of the Trust as of the opening of business on that business day, by the number of Shares outstanding at the opening of business and multiplying such amount by the number of Shares constituting a Basket. Fractions of bitcoin smaller than .00000001 are disregarded for purposes of the computation of the Basket Bitcoin Deposit.

The Basket Cash Deposit is an amount of cash that is in the same proportion to the total assets of the Trust, net of accrued expenses and other liabilities, on the Purchase Order Date, as the number of Shares constituting a Basket is in proportion to the total number of Shares outstanding on the Purchase Order Date, plus the amount of any Transaction Fee. For a discussion of how the Trust determines the value of bitcoin, see “Calculation of Net Asset Value” above. The Basket Cash Deposit so determined is communicated via electronic mail message to all Authorized Participants.

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

Delivery of Required Deposits

An Authorized Participant who places a purchase order must follow the procedures outlined in the “Creation Procedures” as summarized above and further described in the Trust’s registration statement. Upon receipt of the deposit amount by the Custodian or Cash Custodian, as applicable, the Transfer Agent will direct DTC to credit the number of Shares ordered to the Authorized Participant’s DTC account on the following business day or such later time as may be agreed upon by the Authorized Participant and the Sponsor, following the Purchase Order Date. The Sponsor has the authority to set or modify the cut-off time for purchase orders in order for the creation of Baskets to be effected based on the Index price at 4:00 p.m. EST as next determined on such date after receipt of the order in proper form. For example, the Sponsor may modify the cut-off time in the event of an early market close, perceived capacity constraints from the Trust’s bitcoin trading counterparties, or highly volatile markets. Cut-off times are communicated periodically to Authorized Participants. In circumstances where purchase orders are due before 4:00 p.m. EST, Authorized Participants will not know the total Basket Deposit at the time they submit a purchase order for the Basket. The Trust’s NAV and the price of a Basket Deposit could rise or fall substantially between the time a purchase order is submitted and the time the amount of the purchase price in respect thereof is determined, and the risk of such price movements will be borne solely by the Authorized Participant. In the event an Authorized Participant or its Authorized Participant Designee fails to deliver a Basket Bitcoin Deposit pursuant to an In-Kind Creation Order, such In-Kind Creation Order may, in the Sponsor’s sole discretion, be converted to a Cash Creation Order and subject to the procedures applicable to Cash Creation Orders described herein. If an Authorized Participant fails to consummate a Cash Creation Order, such order will be cancelled or delayed until the full deposit has been received.

Rejection of Purchase Orders

The Sponsor or its designee has the absolute right, but does not have any obligation, to reject any purchase order or Basket Deposit for any reason, including if the Sponsor determines that:

a)
the purchase order is not in proper form;
b)
the Basket Deposit delivered is not as specified by the Trust through the Sponsor and/or Transfer Agent, and the Sponsor has not consented to acceptance of an in-kind deposit that varies from the designated portfolio;
c)
the acceptance of the Basket Deposit would have certain adverse tax consequences to the Trust;
d)
the acceptance of the Basket Deposit would, in the opinion of counsel, be unlawful;

e)
the acceptance of the Basket Deposit would otherwise, in the discretion of the Trust or the Sponsor, have an adverse effect on the Trust or the rights of beneficial owners of the Trust;
f)
the value of Baskets to be created exceeds a purchase authorization limit afforded to the Authorized Participant by the Trust, and the Authorized Participant has not deposited an amount in excess of such purchase authorization with the Custodian prior to the designated cut-off time; or
g)
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

Redemption Procedures

The procedures by which an Authorized Participant can redeem one or more Baskets mirror the procedures for the creation of Baskets with an additional safeguard on bitcoin being removed from the Bitcoin Account at the Custodian. On any business day, an Authorized Participant may place an order with the Transfer Agent to redeem one or more Baskets. Redemption orders must be placed by the close of Regular Trading Hours on the Exchange or an earlier time as determined and communicated by the Sponsor and its agent. A redemption order will be effective on the date it is received by the Transfer Agent (“Redemption Order Date”).

The manner by which redemptions are made is dictated by the terms of the Authorized Participant Agreement. Redemption orders are denominated and settled either in kind (“In-Kind Redemption Order”) or in cash (“Cash Redemption Order”). By placing a redemption order, an Authorized Participant agrees to facilitate the deposit of Shares with the Transfer Agent. If an Authorized Participant fails to consummate the foregoing, the order will be cancelled or delayed until the required Shares have been received. An Authorized Participant may not withdraw a redemption order without the prior consent of the Sponsor in its discretion.

In the case of an In-Kind Redemption Order, the redemption distribution from the Trust consists of a movement of bitcoin to the Authorized Participant, or its Authorized Participant Designee, representing the amount of bitcoin held by the Trust, net of accrued expenses and other liabilities, evidenced by the Shares being redeemed on the Redemption Order Date. In the case of a Cash Redemption Order, the redemption distribution from the Trust consists of a transfer to the Authorized Participant of an amount of cash that is in the same proportion to the total assets of the Trust, net of accrued expenses and other liabilities, on the Redemption Order Date, as the number of Shares to be redeemed under the purchase order is in proportion to the total number of Shares outstanding on the Redemption Order Date. With respect to either an In-Kind Redemption Order or Cash Redemption Order, the redemption distribution due from the Trust will be delivered once the Transfer Agent notifies the Cash Custodian, the Administrator, the Distributor and the Sponsor that the Authorized Participant has delivered the Shares represented by the Baskets to be redeemed to the Transfer Agent’s DTC account. If the Transfer Agent’s DTC account has not been credited with all of the Shares of the Baskets to be redeemed, the redemption distribution will be cancelled or delayed until such time as the Transfer Agent confirms receipt of all such Shares.

By placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through DTC’s book-entry system to the Trust by the end of the following business day or such time as may be agreed upon by the Authorized Participant and the Sponsor following the Redemption Order Date. An Authorized Participant may not withdraw a redemption order without the prior consent of the Sponsor in its discretion.

Determination of Redemption Distribution

The redemption distribution from the Trust will consist of a transfer to the redeeming Authorized Participant, or its Authorized Participant Designee, of an amount of either bitcoin (in the case of an In-Kind Redemption Order) or cash (in the case of a Cash Redemption Order) that is determined in the same manner as the determination of Basket Deposits discussed above.

Delivery of Redemption Distribution

Transfer Agent notifies the Administrator, the Cash Custodian, the Distributor and the Sponsor that the Shares have been received in the Transfer Agent’s DTC account. For an In-Kind Redemption Order, the Sponsor will transfer the redemption bitcoin amount from the Custodian to the designated wallet address of the Authorized Participant or its Authorized Participant Designee. For a Cash Redemption Order, the redemption distribution due from the Trust will be sent by the Cash Custodian to the Authorized Participant on the following business day or such time as may be agreed upon by the Authorized Participant and the Sponsor, following the Redemption Order Date if, by 4:00 p.m. EST, on such business day, the Transfer Agent’s DTC account has been credited with the Baskets to be redeemed. If the Transfer Agent’s DTC account has not been credited with all of the Baskets to be redeemed by such time, the redemption distribution will be cancelled or delayed until such time as the Transfer Agent confirms receipt of all such Shares.

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

Creation and Redemption Transaction Fees

In connection with a Creation Order or Redemption Order, an Authorized Participant is responsible for the Transaction Fee, which consists of the operational processing and brokerage costs, transfers fees, network fees and stamp taxes. The Transaction Fee may be reduced, increased or otherwise changed by the Sponsor.

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

Secondary Market Transactions

As noted, the Trust will create and redeem Shares from time to time, but only in one or more Baskets. The creation and redemption of baskets are only made in exchange for delivery to the Trust or the distribution by the Trust of the amount of bitcoin or cash equal to the number of Shares included in the Baskets being created or redeemed determined on the day the order to create or redeem Baskets is properly received.

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

Taxation of U.S. Shareholders

Each Shareholder will be treated, for U.S. federal income tax purposes, as if it directly owned a pro rata share of the underlying assets held in the Trust. A Shareholder also will be treated as if it directly received its respective pro rata share of the Trust’s income, if any, and as if it directly incurred its respective pro rata share of the Trust’s expenses, subject to some specialized allocation rules for widely held fixed investment trusts. In the case of a Shareholder that acquires Shares as part of the creation of a Basket in cash, the delivery of cash to the Trust in exchange for a pro rata share of the underlying bitcoin represented by the Shares and the additional bitcoin purchased with the cash will not be a taxable event to the Shareholder, and the Shareholder’s tax basis and holding period for the Shareholder’s pro rata share of the bitcoin held in the Trust will be based upon the amount of cash contributed and the date that the Trust purchased the bitcoin with the cash. In the case of a Shareholder that acquires Shares as part of the creation of a Basket in kind, the delivery of bitcoin to the Trust in exchange for a pro rata share of the underlying bitcoin represented by the Shares will not be a taxable event to the Shareholder, and the Shareholder’s tax basis and holding period for the Shareholder’s pro rata share of the bitcoin held in the Trust will be the same as its tax basis and holding period for the bitcoin delivered in exchange therefor. For purposes of this discussion, and unless stated otherwise, it is assumed that all of a Shareholder’s Shares are acquired on the same date and at the same price per Share. Shareholders that hold multiple lots of Shares, or that are contemplating acquiring multiple lots of Shares, should consult their own tax advisers as to the determination of the tax basis and holding period for the underlying bitcoin related to such Shares.

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

If permitted, Authorized Participants may request an in-kind distribution of Trust assets when an Authorized Participant redeems its Shares at any time prior to 30 business days before the Trust’s termination date. An Authorized Participant will not recognize gain or loss if the Authorized Participant only receives whole Trust assets in exchange for the identical amount of the Authorized Participant’s pro rata portion of the same Trust assets held by the Trust. However, if the Authorized Participant is acting on its own behalf and also receives cash in exchange for a Trust asset or a fractional portion of a Trust asset, the Authorized Participant will generally recognize gain or loss based on the difference between the amount of cash received and the Authorized Participant’s tax basis in such Trust asset or fractional portion.

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

Item 1A. Risk Factors.

Risk Factors Related to Digital Assets

The trading prices of many digital assets, including bitcoin, have experienced extreme volatility in recent periods and may continue to do so. Extreme volatility in the future, including further declines in the trading prices of bitcoin, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value.

Prior to 2022, digital assets such as Bitcoin experienced repeated cycles of steep price increases followed by sharp drawdowns, reflecting their highly speculative nature and sensitivity to market sentiment. From 2022 through 2025, volatility remained a defining characteristic, influenced by macroeconomic conditions, regulatory developments, and liquidity shocks. While price swings persist, the growing presence of Exchange-Traded Products, derivatives, and institutional risk management tools has contributed to a more mature market environment relative to earlier cycles.

Extreme volatility in the future, including further declines in the trading prices of bitcoin, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. Furthermore, negative perception, a lack of stability and standardized regulation in the digital asset economy may reduce confidence in the digital asset economy and may result in greater volatility in the price of bitcoin and other digital assets, including a depreciation in value. The Trust is not actively managed and will not take any actions to take advantage, or mitigate the impacts, of volatility in the price of bitcoin.

Digital assets such as bitcoin have a limited operating history relative to traditional asset classes, and the medium-to-long term value of the Shares is subject to a number of factors relating to the capabilities and development of blockchain technologies and to the fundamental investment characteristics of digital assets.

Digital assets such as bitcoin have a limited operating history relative to traditional asset classes, and the medium-to-long term value of the Shares is subject to a number of factors relating to the capabilities and development of blockchain technologies, such as the recentness of their development, their dependence on the internet and other technologies, their dependence on the role played by users, developers and miners and the potential for malicious activity. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

•
Digital asset networks and the software used to operate them are in the early stages of development. Given the recentness of the development of digital asset networks, digital assets may not function as intended and parties may be unwilling to use digital assets, which would dampen the growth, if any, of digital asset networks.
•
Digital asset networks are dependent upon the internet. A disruption of the internet or a digital asset network, such as the Bitcoin network, would affect the ability to transfer digital assets, including bitcoin, and, consequently, their value.
•
The acceptance of software patches or upgrades by a significant, but not overwhelming, percentage of the users and miners in a digital asset network, such as the Bitcoin network, could result in a “fork” in such network’s blockchain, resulting in the operation of multiple separate networks.
•
Governance of the Bitcoin network is by voluntary consensus and open competition. As a result, governance challenges such as lack of consensus may stymie the Bitcoin network’s utility and ability to grow and face challenges. In particular, it may be difficult to find solutions or martial sufficient effort to overcome any future problems on the Bitcoin network, especially long-term problems.
•
The foregoing notwithstanding, the Bitcoin network’s protocol is informally managed by a group of core developers that propose amendments to the Bitcoin network’s source code. The core developers evolve over time, largely based on self- determined participation. To the extent that a significant majority of users and miners adopt amendments to the Bitcoin network, the Bitcoin network will be subject to new protocols that may adversely affect the value of bitcoin. In addition, if a digital asset network has high-profile contributors, a perception that such contributors will no longer contribute to the network could have an adverse effect on the market price of the related digital asset.
•
Over the past several years, digital asset mining operations have evolved from individual users mining with computer processors, graphics processing units and first-generation application specific integrated circuit machines to “professionalized” mining operations using proprietary hardware or sophisticated machines. If the profit margins of digital asset mining operations are not sufficiently high, including due to an increase in electricity costs, digital asset miners are more likely to immediately sell tokens earned by mining, resulting in an increase in liquid supply of that digital asset, which would generally tend to reduce that digital asset’s market price.

•
To the extent that any miners cease to record transactions that do not include the payment of a transaction fee in solved blocks or do not record a transaction because the transaction fee is too low, such transactions will not be recorded on the blockchain until a block is mined by a miner who does not require the payment of transaction fees or is willing to accept a lower fee. Any widespread delays in the recording of transactions could result in a loss of confidence in a digital asset network.
•
Digital asset mining operations can consume significant amounts of electricity, which may have a negative environmental impact and give rise to public opinion against allowing, or government regulations restricting, the use of electricity for mining operations. Additionally, miners may be forced to cease operations during an electricity shortage or power outage.
•
Many digital asset networks face significant scaling challenges and are being upgraded with various features to increase the speed and throughput of digital asset transactions. These attempts to increase the volume of transactions may not be effective.
•
The open-source structure of many digital asset network protocols, such as the protocol for the Bitcoin network, means that developers and other contributors are generally not directly compensated for their contributions in maintaining and developing such protocols. As a result, the developers and other contributors of a particular digital asset may lack a financial incentive to maintain or develop the network, or may lack the resources to adequately address emerging issues. Alternatively, some developers may be funded by companies whose interests are at odds with other participants in a particular digital asset network. A failure to properly monitor and upgrade the protocol of the Bitcoin network could damage that network.
•
Moreover, in the past, flaws in the source code for digital assets have been exposed and exploited, including flaws that disabled some functionality for users, and/or resulted in the theft of users’ digital assets. The cryptography underlying bitcoin could prove to be flawed or ineffective, or developments in mathematics and/or technology, including advances in digital computing, algebraic geometry and quantum computing, could result in such cryptography becoming ineffective. In any of these circumstances, a malicious actor may be able to take the Trust’s bitcoin, which would adversely affect the value of the Shares. Moreover, functionality of the Bitcoin network may be negatively affected such that it is no longer attractive to users, thereby dampening demand for bitcoin. Even if a digital asset other than bitcoin were affected by similar circumstances, any reduction in confidence in the source code or cryptography underlying such digital asset generally could negatively affect the demand for bitcoin and therefore adversely affect the value of the Shares.

Moreover, because digital assets, including bitcoin, have been in existence for a short period of time and are continuing to develop, there may be additional risks in the future that are impossible to predict as of the date of this Annual Report.

Digital asset networks are developed by a diverse set of contributors and the perception that certain high-profile contributors will no longer contribute to the network could have an adverse effect on the market price of the related digital asset.

Digital asset networks are often developed by a diverse set of contributors, and the perception that high-profile contributors may no longer contribute to the network may have an adverse effect on the market price of any related digital assets. For example, in June 2017, an unfounded rumor circulated that Ethereum protocol developer Vitalik Buterin had died. Following the rumor, the price of ETH decreased approximately 20% before recovering after Buterin himself dispelled the rumor. In the event a high-profile contributor to the Bitcoin network is perceived as no longer able to contribute to the Bitcoin network due to death, retirement, withdrawal, incapacity, or otherwise, whether or not such perception is valid, it could negatively affect the price of bitcoin, which could adversely impact the value of the Shares.

Recent developments in the digital asset economy have led to extreme volatility and disruption in digital asset markets, a loss of confidence in participants of the digital asset ecosystem, significant negative publicity surrounding digital assets broadly and market-wide declines in liquidity.

Beginning in the fourth quarter of 2021 and continuing to date, digital asset prices have fluctuated widely. This has led to volatility and disruption in the digital asset markets and financial difficulties for several prominent industry participants, including digital asset trading platforms, hedge funds and lending platforms. For example, in the first half of 2022, digital asset lenders Celsius Network LLC and Voyager Digital Ltd. and digital asset hedge fund Three Arrows Capital each declared bankruptcy, and the stablecoin TerraUSD collapsed. These events caused a loss of confidence in participants in the digital asset ecosystem, negative publicity surrounding digital assets more broadly and market-wide declines in digital asset trading prices and liquidity.

Thereafter, in November 2022, FTX Trading Ltd. (“FTX”), the third largest digital asset trading platform by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency. Shortly thereafter, FTX’s CEO resigned and FTX and numerous affiliates of FTX filed for bankruptcy. The U.S. Department of Justice subsequently brought criminal charges, including charges of fraud, violations of federal securities laws, money laundering, and campaign finance offenses, against FTX’s former CEO and others. In November 2023, FTX’s former CEO was convicted of fraud and money laundering. Similar charges related to violations of anti-money laundering laws were brought in November 2023 against Binance and its former CEO. FTX is also under investigation by the SEC, the Justice Department, and the Commodity Futures Trading Commission, as well as by various regulatory authorities in the Bahamas, Europe and other jurisdictions. In response to these events, the digital asset markets have experienced extreme price volatility and declines in liquidity, and regulatory and enforcement scrutiny has increased, including from the DOJ, the SEC, the CFTC, the White House and Congress. In addition, several other entities in the digital asset industry filed for bankruptcy following FTX’s bankruptcy filing, such as BlockFi Inc. and Genesis Global Capital, LLC. The SEC also brought charges against Genesis Global Capital, LLC and Gemini Trust Company, LLC on January 12, 2023 for their alleged unregistered offer and sale of securities to retail investors. In October 2023, the New York Attorney General brought charges against Gemini, Genesis Global Capital and numerous affiliates of Genesis Global Capital, and Digital Currency Group alleging violations of law relating to the Gemini Earn program. In May 2024, the Bankruptcy Court of the Southern District of New York approved a settlement of the charges with the Genesis entities.

These events resulted in calls for heightened scrutiny and regulation of the digital asset industry, with a specific focus on digital asset trading platforms, and custodians. For example, in June 2023, the SEC brought charges against Binance (the “Binance Complaint”) and Coinbase (the “Coinbase Complaint”), two of the largest digital asset trading platforms, alleging that they solicited U.S. investors to buy, sell, and trade “crypto asset securities” through their unregistered trading platforms and operated unregistered securities exchanges, brokerages and clearing agencies. Binance subsequently announced that it would be suspending USD deposits and withdrawals on Binance.US and that it plans to delist its USD trading pairs. In addition, in November 2023, the SEC brought similar charges against Kraken (the “Kraken Complaint”), alleging that it operated as an unregistered securities exchange, brokerage and clearing agency. The Binance Complaint, the Coinbase Complaint and the Kraken Complaint led to further volatility in digital asset prices. In January 2025, the SEC launched the Crypto Task Force dedicated to developing a comprehensive and clear regulatory framework for digital assets led by Commissioner Hester Peirce. Subsequently, Commissioner Peirce announced a list of specific priorities to further that initiative, which included pursuing final rules related to a digital asset’s security status, a revised path to registered offerings and listings for digital asset-based investment vehicles, and clarity regarding digital asset custody, lending and staking. In February 2025, a 60-day stay was granted in the SEC’s lawsuit against Binance in response to a joint request by both the SEC and Binance, which acknowledged that the SEC’s newly formed Crypto Task Force’s focus on developing a federal securities law framework for digital assets may resolve the case. In February 2025, Coinbase and the SEC entered into a joint stipulation to dismiss the SEC’s lawsuit with prejudice, subject to the court’s approval. Kraken has also announced that it reached an agreement in principle with the SEC to dismiss the SEC’s lawsuit, subject to formal approval by the SEC’s Commissioners. Several other digital asset market participants have also announced that the SEC informed them that the SEC was terminating its investigation or enforcement action into their firm. The final outcome of these lawsuits (to the extent not yet dismissed), their effect on the broader digital asset ecosystem and the reputational impact on industry participants, remain uncertain.

The U.S. regulatory regime – namely the Federal Reserve Board, U.S. Congress and certain U.S. agencies (e.g., the SEC, the CFTC, Financial Crimes Enforcement Network (“FinCEN”), the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation and the Federal Bureau of Investigation) as well as the White House have issued reports and releases concerning digital assets, including bitcoin and digital asset markets. However, the extent and content of any forthcoming laws and regulations are not yet ascertainable with certainty, and it may not be ascertainable in the near future. It is possible that new laws and increased regulation and regulatory scrutiny may require the Trust to comply with certain regulatory regimes, which could result in new costs for the Trust. The Trust may have to devote increased time and attention to regulatory matters, which could increase costs to the Trust. New laws, regulations and regulatory actions could significantly restrict or eliminate the market for, or uses of, digital assets including bitcoin, which could have a negative effect on the value of bitcoin, which in turn would have a negative effect on the value of the Trust’s Shares.

These events are continuing to develop at a rapid pace and it is not possible to predict at this time all of the risks that they may pose to the Sponsor, the Trust, their affiliates and/or the Trust’s third-party service providers, or to the digital asset industry as a whole.

Continued disruption and instability in the digital asset markets as these events develop, including further declines in the trading prices and liquidity of bitcoin, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value.

Digital assets may have concentrated ownership and large sales or distributions by holders of such digital assets could have an adverse effect on the market price of such digital assets.

The largest bitcoin wallets are believed to hold, in aggregate, a significant percentage of the bitcoins in circulation. Moreover, it is possible that other persons or entities control multiple wallets that collectively hold a significant number of bitcoins, even if they individually only hold a small amount, and it is possible that some of these wallets are controlled by the same person or entity. As a result of this concentration of ownership, large sales or distributions by such holders could have an adverse effect on the market price of bitcoin.

It may be illegal now, or in the future, to acquire, own, hold, sell or use digital assets in one or more countries.

Countries such as China, India and Russia have previously taken regulatory action to prohibit certain activities relating to digital assets and may take additional steps to prohibit or otherwise limit the use of digital assets in the future. In addition, countries may impose new or existing regulatory regimes on digital assets that are inconsistent with their intended operation. The imposition of such regulatory regimes on digital assets may have wide ranging implications on the offer, sale, trading, clearing and use of such assets, which may impede their continued adoption. Such regulatory regimes may adversely affect an investment in the Shares.

For example, in the United States, the SEC has been active in asserting its jurisdiction over digital assets. Specifically, the SEC and its staff have taken the position that certain digital assets fall within the definition of a security under the U.S. federal securities laws, beginning with the June 2017 Report of Investigation that concluded that “DAO Tokens” were investment contracts, because they were issued with the purpose of raising funds for investing in digital assets. The bankruptcy filings of FTX, the third largest digital asset trading platform by volume at the time of its filing, and other bankruptcy filings of crypto companies throughout calendar year 2022 increased the regulatory scrutiny of the digital asset industry. In 2023, the SEC charged each of Coinbase and Binance with operating its digital asset trading platform as an unregistered national securities exchange, broker and clearing agency, asserting that certain assets supported on each trading platform are securities. The SEC also brought similar charges against Kraken, alleging that it operated as an unregistered securities exchange, brokerage and clearing agency. While the SEC has entered into joint stipulations with Coinbase, Binance and Kraken to dismiss the SEC’s lawsuits with prejudice, subject to court approval, the final outcome of these lawsuits, and other investigations or enforcement actions with other digital asset market participants (to the extent not yet dismissed), their effect on the broader digital asset ecosystem and the reputational impact on industry participants remain uncertain.

In addition, Congress continues to consider potential legislation designed to comprehensively regulate the digital asset industry in the U.S. If enacted, such new legislation could dramatically restructure the regulatory framework within which digital assets may be offered, sold, traded, cleared and used in the U.S. Such a restructuring could affect the viability of digital assets in the U.S. and accordingly adversely affect an investment in the Shares.

Risks Associated with Bitcoin and the Bitcoin Network

Bitcoin is a relatively new technological innovation with a limited operating history.

Bitcoin has a relatively limited history of existence and operations compared to traditional commodities. There is a limited established performance record for the price of bitcoin and, in turn, a limited basis for evaluating an investment in bitcoin. Although past performance is not necessarily indicative of future result, if bitcoin had a more established history, such history might (or might not) provide investors with more information on which to evaluate an investment in the trust.

Spot markets on which bitcoin trades are relatively new and largely unregulated or may not be complying with existing regulations and, therefore, may be more exposed to fraud and security breaches than established, regulated exchanges for other financial assets or instruments, which could have a negative impact on the performance of the Trust.

Digital asset trading platforms are relatively new and, in some cases, unregulated or may not be complying with existing regulations. Several digital asset trading platforms are unlicensed, unregulated, operate without extensive supervision by governmental authorities, and do not provide the public with significant information regarding their ownership structure, management team, corporate practices, cybersecurity, and regulatory compliance.

In the U.S., digital asset trading platforms may not be subject to, or may not comply with, regulations governing the operation of national securities exchanges or designated contract markets. Furthermore, while many prominent digital asset trading platforms provide the public with significant information regarding their ownership structure, management teams, corporate practices and regulatory compliance, many digital asset trading platforms do not provide this information. Furthermore, because these platforms are largely unregulated or may not be complying with existing regulations, there is an increased risk of fraud, manipulation and other malfeasance on these platforms, both by malicious third-party actors and the platforms’ own personnel. For example, persons with access to trade order information on a digital asset trading platform may use such information to “front-run” those orders, which may go undetected in part due to the lack of regulations requiring those platforms to adopt deterrence mechanisms.

Outside the U.S., digital asset trading platforms may be subject to significantly less stringent regulatory and compliance requirements in their local jurisdictions. As a result, trading activity on or reported by these digital asset trading platforms is generally significantly less regulated than trading in regulated U.S. securities and commodities markets, and may reflect behavior that would be prohibited in regulated U.S. trading venues. For example, in 2019 there were reports claiming that 80.95% of bitcoin trading volume on digital asset trading platforms was false or noneconomic in nature, with specific focus on unregulated platforms located outside of the United States. Such reports may indicate that the digital asset trading platform market is significantly smaller than expected and that the U.S. makes up a significantly larger percentage of the digital asset trading platform market than is commonly understood. Nonetheless, any actual or perceived false trading in the digital asset trading platform market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of bitcoin and/or negatively affect the market perception of bitcoin. As a result, the marketplace may lose confidence in digital asset trading platform, including prominent exchanges that handle a significant volume of bitcoin trading.

In addition, over the past several years, some digital asset trading platforms have been closed due to fraud and manipulative activity, business failure or security breaches. In many of these instances, the customers of such digital asset trading platforms were not compensated or made whole for the partial or complete losses of their account balances in such digital asset trading platforms. While, generally speaking, smaller digital asset trading platforms are less likely to have the infrastructure and capitalization that make larger digital asset trading platforms more stable, larger digital asset trading platforms are more likely to be appealing targets for hackers and malware and may be more likely to be targets of regulatory enforcement action. For example, the collapse of Mt. Gox, which filed for bankruptcy protection in Japan in late February 2014, demonstrated that even the largest digital asset trading platforms could be subject to abrupt failure with consequences for both users of digital asset trading platforms and the digital asset industry as a whole. In particular, in the two weeks that followed the February 7, 2014 halt of bitcoin withdrawals from Mt. Gox, the value of one bitcoin fell on other platforms from around $795 on February 6, 2014 to $578 on February 20, 2014. Additionally, in January 2015, Bitstamp announced that approximately 19,000 bitcoin had been stolen from its operational or “hot” wallets. Further, in August 2016, it was reported that almost 120,000 bitcoins worth around $78 million were stolen from Bitfinex, a large digital asset trading platform. The value of bitcoin and other digital assets immediately decreased over 10% following reports of the theft at Bitfinex. In November 2022, FTX, one of the largest digital asset trading platforms by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency, which were subsequently corroborated by its CEO. Shortly thereafter, FTX’s CEO resigned and FTX and many of its affiliates filed for bankruptcy in the United States, while other affiliates have entered insolvency, liquidation, or similar proceedings around the globe, following which the U.S. Department of Justice brought criminal fraud and other charges, and the SEC and CFTC brought civil securities and commodities fraud charges, against certain of FTX’s and its affiliates’ senior executives, including its former CEO. Around the same time, there were reports that approximately $300-600 million of digital assets were removed from FTX and the full facts remain unknown, including whether such removal was the result of a hack, theft, insider activity, or other improper behavior. In February 2025, approximately $1.5 billion of ether was stolen from the Dubai-based Bybit exchange. Bybit claims the hack occurred when the company was making a routine transfer of ether from an offline “cold” wallet to a hot wallet, with the attacker suspected to be agents of North Korea hackers, which stole approximately $2.0 billion in cryptocurrency in 2025 and all-time total of approximately $6.8 billion despite fewer attacks. Cyber espionage continues to be a key threat, but attacks on centralized services, personal wallet compromises, and decentralized finance hacks are all contributing to major crypto thefts.

Negative perception, a lack of stability in the digital asset markets and the closure or temporary shutdown of digital asset trading platforms due to fraud, failure or security breaches may reduce confidence in the Bitcoin network and result in greater volatility or decreases in the prices of bitcoin. Furthermore, the closure or temporary shutdown of a digital asset trading platforms used in calculating the Index may result in a loss of confidence in the Trust’s ability to determine its NAV on a daily basis. The potential consequences of a digital asset trading platform’s failure could adversely affect the value of the Shares.

Furthermore, some spot markets, including both centralized and decentralized venues, lack certain safeguards put in place by more traditional exchanges to enhance the stability of trading on the exchange and prevent flash crashes, such as limit-down circuit breakers. As a result, the prices of digital assets such as bitcoin on digital asset trading platforms may be subject to larger and/or more frequent sudden declines than assets traded on more traditional exchanges.

A lack of stability in the bitcoin spot markets, including as a result of any manipulation of bitcoin spot markets and the termination or suspension of spot market operations due to fraud, operational failures, cybersecurity breaches, or violations or alleged violations of laws and regulations, may reduce confidence in bitcoin generally and result in greater volatility in the market price of bitcoin and the Shares of the Trust. Furthermore, the closure or temporary shutdown of a bitcoin spot market may impact the Trust’s ability to determine the value of its bitcoin holdings or for the Trust’s Authorized Participants to effectively arbitrage the Trust’s Shares. The potential consequences of a spot market’s failure or failure to prevent market manipulation could adversely affect the value of the Shares.

Momentum pricing.

The value of a bitcoin as represented by the Index may also be subject to momentum pricing due to speculation regarding future appreciation in value, leading to greater volatility that could adversely affect the value of the Shares. Momentum pricing typically is associated with growth stocks and other assets whose valuation, as determined by the investing public, is impacted by appreciation in value. Momentum pricing may result in speculation regarding future appreciation in the value of digital assets, which inflates prices and leads to increased volatility. As a result, bitcoin may be more likely to fluctuate in value due to changing investor confidence in future appreciation or depreciation in prices, which could adversely affect the price of bitcoin, and, in turn, an investment in the Trust.

Some market observers have asserted that the bitcoin market is experiencing a “bubble” and have predicted that, in time, the value of bitcoin will fall to a fraction of its current value, or even to zero. Bitcoin has not been in existence long enough for market participants to assess these predictions with any precision, but if these observers are even partially correct, an investment in the Shares may turn out to be substantially worthless.

A decline in the adoption of bitcoin could negatively impact the Trust.

The further development and acceptance of the Bitcoin network, which is part of a new and rapidly changing industry, is subject to a variety of factors that are difficult to evaluate. For example, the Bitcoin network faces significant obstacles to increasing the usage of bitcoin without resulting in higher fees or slower transaction settlement times, and attempts to increase the volume of transactions may not be effective. The slowing, stopping or reversing of the development or acceptance of the Bitcoin network may adversely affect the price of bitcoin and therefore an investment in the Shares.

The use of bitcoin to, among other things, buy and sell goods and services is part of a new and rapidly evolving industry that employs digital assets based upon computer-generated mathematical and/or cryptographic protocols. Bitcoin is a prominent, but not unique, part of this industry. The growth of this industry is subject to a high degree of uncertainty. Currently, market speculators and investors generate a significant portion of demand for bitcoin, which can contribute to price volatility. This price volatility in turn limits the adoption of bitcoin as a means of payment for goods and services. Although certain merchants and major retail and commercial businesses have begun accepting bitcoin as a means of payment for goods and services, consumer use of bitcoin as a means of payment remains limited. A lack of expansion by bitcoin into retail and commercial markets or a contraction of such use may result in a reduction in the price of bitcoin, which could adversely affect an investment in the Trust.

Irrevocable nature of blockchain-recorded transactions.

Bitcoin transactions recorded on the Bitcoin network are not, from an administrative perspective, reversible without the consent and active participation of the recipient of the transaction or, in theory, control or consent of a majority of the nodes on the Bitcoin network. Once a transaction has been verified and recorded in a block that is added to the blockchain, an incorrect transfer of a bitcoin or a theft of bitcoin generally will not be reversible, and the Trust may not be capable of seeking compensation for or return of any such transfer or theft. It is possible that, through computer or human error, or through theft or criminal action, the Trust’s bitcoin could be transferred from custody accounts in incorrect quantities or to unauthorized third parties. To the extent that the Trust is unable to seek a corrective transaction with such third-party or is incapable of identifying the third-party that has received the Trust’s bitcoin through error or theft, the Trust will be unable to revert or otherwise recover incorrectly transferred bitcoin. To the extent that the Trust is unable to seek redress for such error or theft, such loss could adversely affect the value of the Shares.

The loss or destruction of a private key required to access bitcoin may be irreversible.

Digital assets, including bitcoin, are controllable only by the possessor of both the unique public key and private key or keys relating to the “digital wallet” in which the digital asset is held. Private keys must be safeguarded and kept private in order to prevent a third-party from accessing the digital asset held in such wallet. To the extent a private key is lost, destroyed or otherwise compromised and no backup of the private key is accessible, the Trust will be unable to access, and will effectively lose, the bitcoin held in the related digital wallet. In addition, if the Trust’s private keys are misappropriated and the Trust’s bitcoin holdings are stolen, including from or by the Custodian, the Trust could lose some or all of its bitcoin holdings, which would adversely impact an investment in the Shares of the Trust. Any loss of private keys relating to digital wallets used to store the Trust’s bitcoin would adversely affect the value of the Shares.

A disruption of the internet may affect bitcoin operations, which may adversely affect the bitcoin industry and an investment in the Trust.

The Bitcoin network relies on the Internet. A significant disruption of Internet connectivity could disrupt the Bitcoin network’s functionality and operations until the disruption in the Internet is resolved. A disruption in the Internet could adversely affect an investment in the Trust or the ability of the Trust to operate. In particular, some variants of digital assets have experienced a number of denial-of-service attacks, which have led to temporary delays in block creation and digital asset transfers. Moreover, it is possible that as bitcoin increases in value, it may become a bigger target for hackers and subject to more frequent hacking and denial-of-service attacks.

Digital assets are also susceptible to border gateway protocol hijacking (“BGP hijacking”). Such an attack can be a very effective way for an attacker to intercept traffic en route to a legitimate destination. BGP hijacking impacts the way different nodes and miners are connected to one another to isolate portions of them from the remainder of the network, which could lead to a risk of the network allowing double-spending and other security issues. If BGP hijacking occurs on the Bitcoin network, participants may lose faith in the security of bitcoin, which could affect bitcoin’s value and consequently the value of the Shares.

Any future attacks that impact the ability to transfer bitcoin could have a material adverse effect on the price of bitcoin and the value of an investment in the Shares.

Potential amendments to the Bitcoin network’s protocols and software could, if accepted and authorized by the Bitcoin network community, adversely affect an investment in the Trust.

The Bitcoin network uses a cryptographic protocol to govern the interactions within the Bitcoin network. A loose community of core developers has evolved to informally manage the source code for the protocol. Membership in the community of core developers evolves over time, largely based on self-determined participation in the resource section dedicated to the Bitcoin network on GitHub.com. The core developers can propose amendments to the Bitcoin network’s source code that could alter the protocols and software of the Bitcoin network and the properties of bitcoin. These alterations occur through software upgrades and could potentially include changes to the irreversibility of transactions and limitations on the mining of new bitcoin. The Bitcoin network could be subject to new protocols and software that may adversely affect an investment in the Trust, to the extent that a significant majority of the users and miners on the Bitcoin network install such software upgrades.

The open-source structure of the Bitcoin network protocol means that the core developers and other contributors are generally not directly compensated for their contributions in maintaining and developing the Bitcoin network protocol. A failure to properly monitor and upgrade the Bitcoin network protocol could damage the Bitcoin network and an investment in the Trust.

The Bitcoin network operates based on an open-source protocol maintained by a group of core developers and other contributors, largely on the GitHub resource section dedicated to development of the Bitcoin network. As the Bitcoin network protocol is not sold or made available subject to licensing or subscription fees and its use does not generate revenues for its development team, the core developers are generally not compensated for maintaining and updating the Bitcoin network protocol. Consequently, there is a lack of financial incentive for developers to maintain or develop the Bitcoin network and the core developers may lack the resources to adequately address emerging issues with the Bitcoin network protocol. Although the Bitcoin network is currently supported by the core developers, there can be no guarantee that such support will continue or be sufficient in the future. Alternatively, entities whose interests are at odds with other participants in the Bitcoin network may seek to obtain control over the Bitcoin network by influencing core developers. For example, malicious actors could attempt to bribe a core developer or group of core developers to propose certain changes to the network core developers. To the extent that material issues arise with the Bitcoin network protocol and the core developers and open-source contributors are unable to address the issues adequately or in a timely manner, the Bitcoin network and an investment in the Trust may be adversely affected.

Decentralized governance of the Bitcoin network could have a negative impact on the performance of the Trust.

Governance of decentralized networks, such as the Bitcoin network, is achieved through voluntary consensus and open competition. In other words, the Bitcoin network has no central decision-making body or clear manner in which participants can come to an agreement other than through overwhelming consensus. The lack of clarity on governance may adversely affect bitcoin’s utility and ability to grow and face challenges, both of which may require solutions and directed effort to overcome problems, especially long-term problems. For example, a seemingly simple technical issue once divided the Bitcoin network community: namely, whether to increase the block size of the blockchain or implement another change to increase the scalability of bitcoin. See “ The Bitcoin network faces scaling challenges and efforts to increase the volume of transactions may not be successful.”

To the extent lack of clarity in corporate governance of the Bitcoin network leads to ineffective decision- making that slows development and growth, the value of the Shares may be adversely affected.

The inability to recognize the economic benefit of a “fork” or an “air drop” could adversely impact an investment in the Trust.

Network Forks.

Bitcoin is open source, meaning that any user can download the software, modify it and then propose that the users and miners of bitcoin adopt the modification. When a modification is introduced and a substantial majority of users and miners consent to the modification, the change is implemented and the Bitcoin network remains uninterrupted. However, a “hard fork” occurs if less than a substantial majority of users and miners consent to the proposed modification, and the modification is not compatible with the software prior to its modification. In other words, two incompatible networks would then exist: (1) one network running the pre-modified software and (2) another network running the modified software. The effect of such a fork would be the existence of two versions of bitcoin running in parallel, yet lacking interchangeability. This is in contrast to a “soft fork,” or a proposed modification to the software governing the network that results in a post-update network that is compatible with the network as it existed prior to the update, because it restricts the network operations that can be performed after the update.

Forks occur for a variety of reasons. A fork could occur after a significant security breach. Participants on the network could elect to “fork” the network to its state before the hack, effectively reversing the hack. A fork could also be introduced by an unintentional, unanticipated software flaw in the multiple versions of otherwise compatible software run by users. Such a fork could adversely affect bitcoin’s viability. It is possible, however, that a substantial number of users and miners could adopt an incompatible version of the digital asset while resisting community-led efforts to merge the two chains. This would result in a permanent fork.

A fork may occur as a result of disagreement among network participants as to whether a proposed modification to the network should be accepted. For example, on August 1, 2017, the Bitcoin network “forked”, with bitcoin existing on one fork and a new digital asset, “Bitcoin Cash” on another. This fork resulted from a several-year dispute over how to increase the rate of transactions that the Bitcoin network can process. Since then, the Bitcoin network has forked several times to launch new digital assets, such as Bitcoin Gold, Bitcoin Silver and Bitcoin Diamond.

Forks can introduce new security risks. For example, forks may result in “replay attacks” or attacks in which transactions from one network were rebroadcast to nefarious effect on the other network. After a hard fork, it may become easier for an individual miner or mining pool’s hashing power to exceed 50% of the processing power of the digital asset network, thereby making digital assets that rely on proof of work more susceptible to attack.

The only digital asset that will be held by the Trust is bitcoin. By investing in the Trust rather than directly in bitcoin, Shareholders forgo potential economic benefits associated with forks. If bitcoin were to fork into two digital assets, the Trust may hold, in addition to its existing bitcoin balance, a right to claim an equivalent amount of the new “forked” asset following the hard fork. The Sponsor will cause the Trust to irrevocably abandon any digital asset resulting from a fork in the Bitcoin network (other than what the Sponsor determines to be bitcoin). If the Trust were to change this policy, the Trust would need to seek and obtain certain regulatory approvals, including an amendment to the Trust’s registration statement and approval of an application by the Exchange to amend its listing rules.

Air Drops.

Bitcoin may become subject to an occurrence similar to a fork, which is known as an “air drop.” In an air drop, the promotors of a new digital asset announce to holders of another digital asset that they will be entitled to claim a certain amount of the new digital asset for free, based on the fact that they hold such other digital asset. Air drops are not included in the Index under its current methodology.

The Index does not track air drops involving bitcoin. Accordingly, the Trust will disclaim, and the Sponsor will cause the Trust to irrevocably abandon, all rights to digital assets air dropped to holders of bitcoin. By investing in the Trust rather than directly in bitcoin, Shareholders forgo potential economic benefits associated with air drops. Any change to the Trust’s policy on air dropped assets would require the Trust to seek and obtain certain regulatory approvals, including an amendment to the Trust’s registration statement and approval of an application by the Exchange to amend its listing rules.

In the event of a hard fork of the Bitcoin network, the Sponsor will, as permitted by the terms of the Trust Agreement, use its discretion to determine which network should be considered the appropriate network for the Trust’s purposes, and in doing so may adversely affect the value of the Shares.

The only digital asset that will be held by the Trust is bitcoin. In the event of a hard fork of the Bitcoin network, the Sponsor will, as permitted by the terms of the Trust Agreement, use its sole discretion to determine, in good faith, which peer-to-peer network, among a group of incompatible forks of the Bitcoin network, is generally accepted as the Bitcoin network and should therefore be considered the appropriate network for the Trust’s purposes. The Sponsor will base its determination on whatever factors it deems relevant, including but not limited to, the Sponsor’s beliefs regarding expectations of the core developers of bitcoin, the developer roadmap, users of block space (available capacity within a block to store data and execute code) including services and businesses, suppliers of block space (i.e. miners) and their associated incentives, and other constituencies, as well as other non-fundamental factors, the Bitcoin network, the Custodian’s ability and willingness to support the fork, or whatever other factors it deems relevant. There is no guarantee that the Sponsor will choose the digital asset that is ultimately the most valuable fork, and the Sponsor’s decision may adversely affect the value of the Shares as a result. The Sponsor may also disagree with Shareholders, the Custodian, other service providers, the Index Provider, cryptocurrency exchanges, or other market participants on what is generally accepted as bitcoin and should therefore be considered “bitcoin” for the Trust’s purposes, which may also adversely affect the value of the Shares as a result. The Sponsor will cause the Trust to irrevocably abandon any digital asset resulting from a fork in the Bitcoin network (other than what the Sponsor determines to be bitcoin). If the Trust were to change this policy, the Trust would need to seek and obtain certain regulatory approvals, including an amendment to the Trust’s registration statement and approval of an application by the Exchange to amend its listing rules.

Bitcoin is subject to cybersecurity risks, which could adversely affect an investment in the Trust or the ability of the Trust to operate.

Digital asset networks, including the Bitcoin network, are subject to control by entities that capture a significant amount of the network’s processing power or a significant number of developers important for the operation and maintenance of such digital asset network.

If the majority of the processing power dedicated to mining on the Bitcoin network is controlled by a bad actor (often referred to as a “51% attack”), it may be able to alter the Bitcoin Blockchain on which the Bitcoin network and bitcoin transactions rely, including by constructing fraudulent blocks. In addition, such a bad actor could prevent certain transactions from completing in a timely manner, or at all, and could control, exclude or modify the ordering of transactions, though it could not generate new bitcoin (except through rewards from the creation of fraudulent blocks) or prevent new transactions from being broadcast to the Bitcoin network. Further, a bad actor could “double- spend” its own bitcoin (i.e., spend the same bitcoin in more than one transaction) and prevent the confirmation of other users’ transactions for so long as it maintained control. To the extent that such malicious actor or botnet did not yield its control of the processing power on the Bitcoin network or the network community did not reject the fraudulent blocks as malicious, reversing any changes made to the blockchain may not be possible. Further, a malicious actor or botnet could create a flood of transactions in order to slow down confirmations of transactions on the Bitcoin network. Other digital asset networks have been subject to malicious activity achieved through control of over 50% of the processing power on the network. For example, on May 24, 2018, it was reported that attackers compromised the Bitcoin Gold network in this manner and were successfully able to double-spend units of bitcoin gold in a series of transactions over the course of at least one week and in a total amount of at least $18 million. In August 2020, the Ethereum Classic Network was the target of two double-spend attacks by an unknown actor or actors that gained more than 50% of the processing power of the Ethereum Classic network. The attacks resulted in reorganizations of the Ethereum Classic blockchain that allowed the attacker or attackers to reverse previously recorded transactions in excess of $5.0 million and $1.0 million. Any similar attacks on the Bitcoin network could negatively impact the value of bitcoin and the value of the Shares.

If the feasibility of a bad actor gaining control of the processing power on the Bitcoin network increases, there may be a negative effect on an investment in the Trust. To the extent that the Bitcoin ecosystem, including the core developers and the administrators of mining pools, does not act to ensure greater decentralization of mining processing power, the feasibility of a malicious actor obtaining control of the processing power on the Bitcoin network will increase, which may adversely affect the value of the Shares.

If any of these exploitations or attacks occur, it could result in a loss of public confidence in bitcoin and a decline in the value of bitcoin and, as a result, adversely impact an investment in the Shares.

If miners expend less processing power on the Bitcoin network, it could increase the likelihood of a malicious actor obtaining control.

Miners ceasing operations would reduce the collective processing power on the Bitcoin network, which would adversely affect the confirmation process for transactions (i.e., temporarily decreasing the speed at which blocks are added to the Bitcoin Blockchain until the next scheduled adjustment in difficulty for block solutions). If a reduction in processing power occurs, the Bitcoin network may be more vulnerable to a malicious actor obtaining control in excess of fifty percent (50%) of the processing power on the Bitcoin network. As a result, it may be possible for a bad actor to manipulate the Bitcoin Blockchain and hinder transactions. Any reduction in confidence in the confirmation process or processing power of the Bitcoin network may adversely affect an investment in the Trust.

If bitcoin mining operators divert capital, power, facilities, or personnel away from bitcoin mining to support artificial intelligence and other high‑performance computing workloads, the Bitcoin network’s processing power could decline, at least for a period of time, which may negatively affect network security, transaction processing, and market confidence, and thereby adversely affect the value of the Shares.

Miners ceasing operations or materially reducing their processing power contribution would reduce the aggregate hash rate securing the Bitcoin network, which can slow transaction confirmations until the next difficulty adjustment and increase the network’s vulnerability to attacks, including the risk that a malicious actor could obtain sufficient control to manipulate the blockchain or hinder transactions. Shifts of mining capacity toward non‑bitcoin uses may also reflect, or exacerbate, competition for energy and data center resources, given the energy‑intensive nature of proof‑of‑work mining and the significant electricity and infrastructure costs borne by professionalized mining operations. Higher electricity costs, power constraints, or more attractive economics in alternative compute workloads could cause miners to curtail or exit bitcoin mining, which can reduce hash rate, impair security, and contribute to loss of confidence in bitcoin, potentially lowering bitcoin’s market price and adversely affecting the Shares. To the extent miners redirect resources away from validating bitcoin transactions, the network could experience slower settlement until difficulty adjusts, greater fee pressures, and heightened susceptibility to congestion, any of which could negatively impact the attractiveness and usage of the Bitcoin network and, in turn, the value of the Shares.

Cancer nodes.

Cancer nodes are computers that appear to be participating in the Bitcoin network but that are not in fact connected to the network, which a malicious actor sets up to place users onto a separate network or disconnect them from the Bitcoin network. By using cancer nodes, a malicious actor can disconnect the target user from the bitcoin economy entirely by refusing to relay any blocks or transactions.

Double-spending risks.

A malicious actor may attempt to double spend (i.e., spend the same units in more than one transaction) bitcoin by altering the formation of the blockchain. In this type of attack, a miner creates a valid new block containing a double-spend transaction and schedules the release of such attack block so that it is added to the blockchain before a target user’s legitimate transaction can be included in a block. All double-spend attacks require that the miner sequence and execute the steps of its attack with sufficient speed and accuracy. Double- spend attacks require extensive coordination and are very expensive. Typically, transactions that allow for a zero-confirmation acceptance tend to be prone to these types of attacks. Accordingly, traders and merchants may execute instantaneous/zero-confirmation transactions only if they are of sufficiently low-value. Users and merchants can take additional precautions by adjusting their network software programs to connect only to other well-connected participants in the Bitcoin network and to disable incoming connections.

Flaws in source code.

In the past, flaws in the source code for digital asset networks have been exposed and exploited, including flaws that disabled some functionality for users, exposed users’ personal information and/or resulted in the theft of users’ digital assets. Discovery of flaws in or exploitations of the source code that allow malicious actors to take or create money in contravention of known network rules have occurred. The cryptography underlying bitcoin could prove to be flawed or ineffective, or developments in mathematics and/or technology, such as advances in digital computing, algebraic geometry and quantum computing, could make cryptography ineffective. In any of these circumstances, a malicious actor may be able to steal bitcoin held by others, which could adversely affect the demand for bitcoin and therefore adversely impact the price of bitcoin and the value of the Shares. Even if another digital asset other than bitcoin were affected by similar circumstances, any reduction in confidence in the robustness of the source code or cryptography underlying digital assets generally could negatively affect the demand for all digital assets, including bitcoin, and therefore adversely affect the value of the Shares.

Mathematical or technological advances could undermine the Bitcoin network’s consensus mechanism.

The Bitcoin network is premised on multiple persons competing to solve cryptographic puzzles quickly. It is possible that mathematical or technological advances, such as the development of quantum computers with significantly more power than computers presently available, could undermine or vitiate the cryptographic consensus mechanism underpinning the Bitcoin Blockchain. Quantum computing technology is an emerging phenomenon, because it is still developing, which makes it difficult to predict its ultimate effect on the future value of bitcoin and other digital assets. However, recent announcements by computer technology companies have suggested that quantum computing technology may be advancing faster than previously anticipated. For example, in February 2025, Microsoft announced its Majorana 1 chip, which is claimed to have the potential to support a one-million-qubit quantum computer. If quantum computing technology is able to advance and significantly increase its capacity relative to the capacity of today’s leading quantum computers, it could potentially undermine the viability of many of the cryptographic algorithms used across the world’s information technology infrastructure, including the cryptographic algorithms used for digital assets like bitcoin. If quantum computing is able to advance in that way, there is a risk that quantum computing could result in the cryptography underlying the Bitcoin network becoming ineffective, which, if realized, could compromise the security of the Bitcoin network, or allow a malicious actor to compromise the wallets holding bitcoin owned by the Trust or others on the Bitcoin network, which would result in losses to Shareholders. While various actors in the Bitcoin community are taking steps to enable the uses of cryptographic algorithms that would be resistant to advanced quantum computers, there is no guarantee that new quantum-proof architectures will be built and appropriate transitions will be implemented across the network at scale in a timely manner; any such changes could require the achievement of broad consensus within the Bitcoin network community and a fork (or multiple forks), and there can be no assurance that such consensus would be achieved or the changes implemented successfully. If any of the foregoing were to occur, it could result in losses to Shareholders. In any of these circumstances, a malicious actor may be able to compromise the security of the Bitcoin network or take the Trust’s bitcoin, which would adversely affect the value of the Shares. Moreover, the functionality of the Bitcoin network may be negatively affected such that it is no longer attractive to users, thereby dampening demand for bitcoin. Even if another digital asset other than bitcoin were affected by similar circumstances, any reduction in confidence in the source code or cryptography underlying digital assets generally could negatively affect the demand for digital assets and therefore adversely affect the value of the Shares.

The Bitcoin network faces scaling challenges and efforts to increase the volume of transactions may not be successful.

Many digital asset networks, including the Bitcoin network, face significant scaling challenges due to the fact that public blockchains generally face a tradeoff between security and scalability. One means through which public blockchains achieve security is decentralization, which means that transactions are validated through a dispersed network of nodes running without a central authority. Although this structure makes it difficult for a bad actor to manipulate the network, it also makes validating transactions and the state of the blockchain a slow and resource-intensive process. As a result, a digital asset network may be limited in the number of transactions it can process by the capabilities of each single fully participating node. Many developers are actively researching and testing scalability solutions for public blockchains that do not necessarily result in lower levels of security or decentralization, such as off-chain payment channels and sharding. Off-chain payment channels would allow parties to transact without requiring the full processing power of a blockchain. Sharding can increase the scalability of a database, such as a blockchain, by splitting the data processing responsibility among many nodes, allowing for parallel processing and validating of transactions.

On-chain throughput for the Bitcoin network is constrained by protocol parameters, resulting in limited transactions per second, with additional scaling pursued through upgrades and second‑layer solutions such as the Lightning Network. In an effort to increase the volume of transactions that can be processed on a given digital asset network, many digital assets are being upgraded with various features to increase the speed and throughput of digital asset transactions. For example, in August 2017, the Bitcoin network was upgraded with a technical feature known as “Segregated Witness” that potentially doubles the transactions per second that can be handled on-chain. More importantly, Segregated Witness also enables so-called second layer solutions, such as the Lightning Network, or payment channels that greatly increase transaction throughput (i.e., millions of transactions per second). Wallets and “intermediaries,” or connecting nodes that facilitate payment channels, that support Segregated Witness or Lightning Network-like technologies have not yet seen wide-scale use. Additionally, questions remain regarding Lightning Network services, such as its cost and who will serve as intermediaries.

In 2021, the Bitcoin protocol implemented the Taproot upgrade to add enhanced support for complex transactions on the network such as multi-signature transactions, which require two or more parties to execute a transaction on the Bitcoin network. Prior to the upgrade, multi-signature transactions were historically slow, expensive, and easily identifiable. Taproot is intended to reduce the amount of data written to a block and makes multi-signature transactions indistinguishable from regular transactions, adding an enhanced layer of privacy. However, Taproot also relaxed certain types of data requirements enforced by the Bitcoin Blockchain to facilitate these changes which led to the launch of the “ordinal protocol.” The ordinal protocol takes advantage of Taproot’s relaxed data requirements to allow users to add graphic images and other data files to Bitcoin transactions (“Ordinals”). By mid-2024, nearly 63 million Ordinals had been inscribed to the Bitcoin Blockchain.

As corresponding increases in throughput lag behind growth in the use of digital asset networks, average fees and settlement times may increase considerably. For example, the Bitcoin network has been, at times, at capacity, which has led to increased transaction fees. Since January 1, 2019, bitcoin transaction fees have increased from $0.18 per bitcoin transaction, on average, to a high of $60.95 per transaction, on average, on April 20, 2021. As of December 31, 2022, bitcoin transaction fees were $1.17 per transaction, on average. Increased fees and decreased settlement speeds could preclude certain uses for bitcoin (e.g., micropayments), and could reduce demand for, and the price of, bitcoin, which could adversely impact the value of the Shares. In May 2023, events related to the adoption of ordinals, which are a means of inscribing digital content on the Bitcoin Blockchain, caused transaction fees to temporarily spike above $30 per transaction. As of December 31, 2025, bitcoin transaction fees were averaging $.071 per transaction.

There is no guarantee that any of the mechanisms in place or being explored for increasing the scale of settlement of transactions in bitcoin will be effective, or how long these mechanisms will take to become effective, which could adversely impact an investment in the Shares.

New competing digital assets may pose a challenge to bitcoin’s current market position, resulting in a reduction in demand for bitcoin, which could have a negative impact on the price of bitcoin and may have a negative impact on the performance of the Trust.

The Bitcoin network and bitcoin, as an asset, hold a “first-to-market” advantage over other digital assets. This first-to-market advantage has resulted in the Bitcoin network evolving into the most well-developed network of any digital asset. The Bitcoin network enjoys the largest user base and has more mining power in use to secure the Bitcoin Blockchain than any other digital asset. However, despite the first-mover advantage of the Bitcoin network over other digital assets, it is possible that real or perceived shortcomings in the Bitcoin network, or technological, regulatory or other developments, could result in a decline in popularity and acceptance of bitcoin and the Bitcoin network, and other digital currencies and trading systems could become more widely accepted and used than the Bitcoin network. Bitcoin is one of the only virtual currencies that the staff of the SEC and certain commissioners has publicly indicated is likely not a “security” under the federal securities laws. See "Future regulations may require the Trust or the Sponsor to become registered, which may cause the Trust to liquidate." Regulatory changes or guidance that result in other virtual currencies not meeting the definition of “security” will reduce advantages associated with bitcoin’s current regulatory status, which could adversely impact an investment in the Shares.

Promoters of other digital assets claim that those digital assets have solved certain of the purported drawbacks of the Bitcoin network, for example, allowing faster settlement times, reducing mining fees, or reducing electricity usage in connection with mining. For example, in 2022, the Ethereum network completed a transition from a proof-of-work to a proof-of-stake consensus mechanism. If these digital assets are successful, such success could reduce demand for bitcoin and adversely affect the value of bitcoin and an investment in the Trust.

Competition from central bank digital currencies (“CBDCs”) could adversely affect the value of bitcoin and other digital assets.

Central banks in various countries have introduced digital forms of legal tender. China’s CBDC project, known as Digital Currency Electronic Payment, has reportedly been tested in a live pilot program conducted in multiple cities in China. Central banks representing at least 130 countries have published retail or wholesale CBDC work ranging from research to pilot projects. Whether or not they incorporate blockchain or similar technology, CBDCs, as legal tender in the issuing jurisdiction, could have an advantage in competing with, or replacing, bitcoin and other cryptocurrencies as a medium of exchange or store of value. Central banks and other governmental entities have also announced cooperative initiatives and consortia with private sector entities, with the goal of leveraging blockchain and other technology to reduce friction in cross-border and interbank payments and settlement, and commercial banks and other financial institutions have also announced a number of initiatives of their own to incorporate new technologies, including blockchain and similar technologies, into their payments and settlement activities, which could compete with, or reduce the demand for, bitcoin. As a result of any of the foregoing factors, the value of bitcoin could decrease, which could adversely affect an investment in the Trust.

Prices of bitcoin may be affected by stablecoins, the activities of stablecoin issuers and their regulatory treatment.

While the Trust does not invest in stablecoins, it may nonetheless be exposed to certain risks that stablecoins pose to the bitcoin market. Stablecoins are digital assets designed to have a stable value over time as compared to typically volatile digital assets, and may be backed by a fiat currency, such as the U.S. dollar, commodities, such as gold, or other digital assets. Given the foundational role that stablecoins play in global digital asset markets, their fundamental liquidity could have a dramatic impact on the broader digital asset market, including the market for bitcoin. Volatility in stablecoins, operational issues with stablecoins (for example, technical issues that prevent settlement), concerns about the sufficiency of any reserves that support stablecoins or potential manipulative activity when unbacked stablecoins are used to pay for other digital assets (including bitcoin), or regulatory concerns about stablecoin issuers or intermediaries, such as exchanges, that support stablecoins, could impact individuals’ willingness to trade on trading venues that rely on stablecoins, reduce liquidity in the bitcoin market, and affect the value of bitcoin, and in turn impact an investment in the Shares.

For example, because a large portion of the digital asset market still depends on stablecoins such as Tether and USDC, there is a risk that a disorderly de-pegging or a run on Tether or USDC could lead to dramatic market volatility in digital assets more broadly. Questions about the sufficiency of the backing of certain stablecoins has caused the prices for such stablecoins to fluctuate, which fluctuations may affect the price of bitcoin. For example, some have argued that the issuance of Tether has been used to artificially increase demand for bitcoin, thereby inflating its price. On February 17, 2021 the New York Attorney General entered into an agreement with Tether’s operators, requiring them to cease any further trading activity with New York persons and pay $18.5 million in penalties for false and misleading statements made regarding the assets backing Tether. On October 15, 2021, the CFTC announced a settlement with Tether’s operators in which they agreed to pay $42.5 million in fines to settle charges that, among others, Tether’s claims that it maintained sufficient U.S. dollar reserves to back every Tether stablecoin in circulation with the “equivalent amount of corresponding fiat currency” held by Tether were untrue. In another example, in May 2022, the digital asset TerraUSD (UST) lost its $1 peg. As UST “de-pegged,” the custodian of UST’s bitcoin reserves, the Luna Foundation Guard, sold bitcoin to buy UST in an ultimately unsuccessful effort to re-peg the price of UST to its $1 peg. It is believed that the foregoing action by the Luna Foundation Guard exacerbated a bitcoin sell-off that adversely affected the price of bitcoin. Similar future occurrences may significantly impact the value and trading of bitcoin.

Volatility in stablecoins can be triggered by bank risk. USDC is a reserve-backed stablecoin issued by Circle Internet Financial that is commonly used as a method of payment in digital asset markets, including the bitcoin market. While USDC is designed to maintain a stable value at 1 U.S. dollar at all times, on March 10, 2023, the value of USDC fell below $1.00 for multiple days after Circle Internet Financial disclosed that US$3.3 billion of the USDC reserves were held at Silicon Valley Bank, which had entered Federal Deposit Insurance Corporation receivership earlier that day. Stablecoins are reliant on the U.S. banking system and U.S. treasuries, and the failure of either to function normally could impede the function of stablecoins, and therefore could adversely affect the value of the Shares.

Operational cost may exceed the award for solving blocks or transaction fees. Increased transaction fees may adversely affect the usage of the Bitcoin network.

The Bitcoin network is designed to periodically reduce the fixed award given to miners for solving new blocks (the “block reward”), most recently in April 2024, when the block reward reduced from 6.25 to 3.125 bitcoin. It is estimated that it will halve again during 2028. See “Item 1. Business — Bitcoin, Bitcoin Markets and Regulation of Bitcoin — Mathematically Controlled Supply.” As the block reward continues to decrease over time, the mining incentive structure may transition to a higher reliance on transaction confirmation fees in order to incentivize miners to continue to dedicate processing power to the blockchain. If transaction confirmation fees become too high, the marketplace may be reluctant to use bitcoin. Increased transaction fees may motivate market participants, such as merchants or commercial institutions, to switch from bitcoin to another digital asset or back to fiat currency as their preferred medium of exchange. Decreased demand for bitcoin may adversely affect its price, which may adversely affect an investment in the Trust.

Ultimately, if the awards of new bitcoin for solving blocks declines and transaction fees for recording transactions are not sufficiently high to incentivize miners, miners may operate at a loss or cease operations. If the award does not exceed the costs of mining in the long-term, miners may have to cease operations entirely. If miners cease their operations, this could have a negative impact on the Bitcoin network and could adversely affect the value of the bitcoin held by the Trust.

Miners ceasing operations would reduce the collective processing power on the Bitcoin network, which would adversely affect the confirmation process for transactions (i.e., temporarily decreasing the speed at which blocks are added to the blockchain until the next scheduled adjustment in difficulty for block solutions) and make the Bitcoin network more vulnerable to a malicious actor or botnet obtaining sufficient control to manipulate the blockchain and hinder transactions. Any reduction in confidence in the confirmation process or processing power of the Bitcoin network may adversely affect the value of the Shares.

To the extent that any miners exclude some or all transactions, significant increases in fees and widespread delays in the recording of transactions could result in a loss of confidence in the Bitcoin network, which could adversely impact an investment in Shares.

To the extent that any miners solve blocks that exclude some or all transactions that have been transmitted to the Bitcoin network, such transactions will not be recorded on the blockchain until another miner solves a block that incorporates those transactions. Some in the bitcoin community have suspected that certain technologies (for example, before segregated witness was activated, ASICBoost) enhance speed and reduce electricity use of mining while reducing the number of transactions that are included in mined blocks on the Bitcoin network. To the extent that more blocks are mined with fewer transactions, transactions will settle more slowly, and fees will increase. This could result in a loss of confidence in the Bitcoin network, which could adversely impact an investment in the Shares.

Miners could act in collusion to raise transaction fees, which may adversely affect the usage of the Bitcoin network.

Bitcoin miners collect fees for each transaction they confirm. Miners validate unconfirmed transactions by adding the previously unconfirmed transactions to new blocks in the blockchain. Miners are not forced to confirm any specific transaction, but they are economically incentivized to confirm valid transactions as a means of collecting fees. To the extent that any miners cease to record transactions in solved blocks, such transactions will not be recorded on the Bitcoin Blockchain until a block is solved by a miner who does not require the payment of transaction fees. Miners have historically accepted relatively low transaction confirmation fees because miners have a very low marginal cost of validating unconfirmed transactions. If miners collude in an anticompetitive manner to reject low transaction fees, then bitcoin users could be forced to pay higher fees, thus reducing the attractiveness of the Bitcoin network, or to wait longer times for their transactions to be validated by a miner who does not require the payment of a transaction fee. Bitcoin mining occurs globally and it may be difficult for authorities to apply antitrust regulations across multiple jurisdictions. Any collusion among miners may adversely impact an investment in the Trust or the ability of the Trust to operate.

As technology advances, miners may be unable to acquire the digital asset mining hardware necessary to develop and launch their operations. A decline in the bitcoin mining population could adversely affect the Bitcoin network and an investment in the Trust.

Miners may be unable to acquire the proper mining equipment or suitable amounts of equipment necessary to continue their operations or develop and launch their operations. In addition, because successful mining of a digital asset that uses “proof of work” validation requires maintaining or exceeding a certain level of computing power relative to other validators, miners will need to upgrade their mining hardware periodically to keep up with their competition. The development of supercomputers with disproportionate computing power may threaten the integrity of the bitcoin market by concentrating mining power, which would make it unprofitable for other miners to mine. The expense of purchasing or upgrading new equipment may be substantial and diminish returns to miners dramatically. A decline in miners may result in a decrease in the value of bitcoin and the value of the Trust.

If profit margins of bitcoin mining operations are not high, miners may elect to immediately sell bitcoin earned by mining, resulting in a reduction in the price of bitcoin that could adversely affect an investment in the Trust.

Bitcoin network mining operations have rapidly evolved over the past several years from individual users mining with computer processors, graphics processing units and first-generation ASIC (application-specific integrated circuit) machines. New processing power is predominantly added to the Bitcoin network currently by “professionalized” mining operations. Such operations may use proprietary hardware or sophisticated ASIC machines acquired from ASIC manufacturers. Significant capital is necessary for mining operations to acquire this hardware, lease operating space (often in data centers or warehousing facilities), afford electricity costs and employ technicians to operate the mining farms. As a result, professionalized mining operations are of a greater scale than prior Bitcoin network validators and have more defined, regular expenses and liabilities. In past years, individual miners are believed to have been more likely to hold newly mined bitcoin for extended periods.

A professional mining operation operating at a low profit margin may be more likely to sell a higher percentage of its newly mined bitcoin rapidly, and it may partially or completely cease operations if its profit margin is negative. In a low profit margin environment, a higher percentage of the new bitcoin mined each day will be sold into the bitcoin market more rapidly, thereby reducing bitcoin prices. The network effect of reduced profit margins resulting in greater sales of newly mined bitcoin could result in a reduction in the price of bitcoin that could adversely affect an investment in the Trust.

Bitcoin mining activities are energy-intensive, which may restrict the geographic locations of miners and have a negative environmental impact and consequently affect the price of bitcoin.

Bitcoin mining activities are inherently energy-intensive and electricity costs account for a significant portion of the overall mining costs. The availability and cost of electricity will restrict the geographic locations of mining activities. High costs of electricity may incentivize miners to redirect their resources to other validation protocols, such a proof-of-stake blockchains, or abandon their validation activities entirely. A significant decrease in the computational resources dedicated to the Bitcoin network’s validation protocol could reduce the security of the network which may erode bitcoin’s viability as a store of value or means of exchange. In addition, the significant consumption of electricity may have a negative environmental impact, including contribution to climate change, which may give rise to public opinion against allowing the use of electricity for bitcoin mining activities or government measures restricting or prohibiting the use of electricity for bitcoin mining activities. Any such developments could lower the demand for bitcoin and have a material and adverse effect on the price of bitcoin.

Concerns have been raised about the electricity required to secure and maintain digital asset networks. For example, as of October 31, 2023, over 462 million tera hashes were performed every second in connection with mining on the Bitcoin network. Although measuring the electricity consumed by this process is difficult because these operations are performed by various machines with varying levels of efficiency, the process consumes a significant amount of energy. Further, in addition to the direct energy costs of performing calculations on any given digital asset network, there are indirect costs that impact a network’s total energy consumption, including the costs of cooling the machines that perform these calculations.

Driven by concerns around energy consumption and the impact on public utility companies, various states and cities have implemented, or are considering implementing, moratoriums on mining activity in their jurisdictions. For example, in November 2022, New York imposed a two-year moratorium on new proof-of-work mining permits at fossil fuel plants in the state. A significant reduction in mining activity as a result of such actions could adversely affect the security of the Bitcoin network by making it easier for a malicious actor or botnet to manipulate the Bitcoin network. If regulators or public utilities take action that restricts or otherwise impacts mining activities, such actions could result in decreased security of a digital asset network, including the Bitcoin network, and consequently adversely impact the value of the Shares.

Large-Scale Sales or Distributions.

Some entities hold large amounts of bitcoin relative to other market participants, and to the extent such entities engage in large-scale hedging, sales or distributions on non-market terms, or sales in the ordinary course, it could result in a reduction in the price of bitcoin and adversely affect the value of the Shares. Additionally, political or economic crises may motivate large-scale acquisitions or sales of such digital assets, including bitcoin, either globally or locally. Such large-scale sales or distributions could result in selling pressure that may reduce the price of bitcoin and adversely affect an investment in the Shares.

As of the date of this Annual Report, the largest 100 bitcoin wallets held a substantial amount of the outstanding supply of bitcoin and it is possible that some of these wallets are controlled by the same person or entity. Moreover, it is possible that other persons or entities control multiple wallets that collectively hold a significant number of bitcoin, even if each wallet individually only holds a small amount. As a result of this concentration of ownership, large sales by such holders could have an adverse effect on the market price of bitcoin.

Congestion or delay in the Bitcoin network may delay purchases, sales or transfers of bitcoin by the Trust.

The size of each block on the Bitcoin Blockchain is currently limited and the transaction rate is significantly below the level that centralized systems can provide. Increased transaction volume could result in delays in the recording of transactions due to congestion in the Bitcoin network. Moreover, unforeseen system failures, disruptions in operations, or poor connectivity may also result in delays in the recording of transactions on the Bitcoin network. Any delay in the Bitcoin network could affect the Authorized Participant’s, or the Authorized Participant Designee’s, ability to buy or sell bitcoin at an advantageous price resulting in decreased confidence in the Bitcoin network. Over the longer term, delays in confirming transactions could reduce the attractiveness to merchants and other commercial parties as a means of payment. As a result, the Bitcoin network and the value of the Trust would be adversely affected.

If the digital asset award for mining blocks and transaction fees for recording transactions on the Bitcoin network are not sufficiently high to incentivize miners, or if certain jurisdictions continue to limit or otherwise regulate mining activities, miners may cease expanding processing power or demand high transaction fees, which could negatively impact the value of bitcoin and the value of the Shares.

If the digital asset awards for mining blocks or the transaction fees for recording transactions on the Bitcoin network are not sufficiently high to incentivize miners, or if certain jurisdictions continue to limit or otherwise regulate mining activities, miners may cease expending processing power to mine blocks and confirmations of transactions on the Bitcoin Blockchain could be slowed. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

•
Over the past several years, digital asset mining operations have evolved from individual users mining with computer processors, graphics processing units and first-generation application specific integrated circuit machines to “professionalized” mining operations using proprietary hardware or sophisticated machines. If the profit margins of digital asset mining operations are not sufficiently high, including due to an increase in electricity costs, digital asset miners are more likely to immediately sell tokens earned by mining, resulting in an increase in liquid supply of that digital asset, which would generally tend to reduce that digital asset’s market price.
•
A reduction in the processing power expended by miners on the Bitcoin network could increase the likelihood of a malicious actor or botnet obtaining control.
•
Miners have historically accepted relatively low transaction confirmation fees on most digital asset networks. If miners demand higher transaction fees for recording transactions in the Bitcoin Blockchain or a software upgrade automatically charges fees for all transactions on the Bitcoin network, the cost of using bitcoin may increase and the marketplace may be reluctant to accept bitcoin as a means of payment. Alternatively, miners could collude in an anti-competitive manner to reject low transaction fees on the Bitcoin network and force users to pay higher fees, thus reducing the attractiveness of the Bitcoin network. Higher transaction confirmation fees resulting through collusion or otherwise may adversely affect the attractiveness of the Bitcoin network, the value of bitcoin and the value of the Shares.
•
To the extent that any miners cease to record transactions that do not include the payment of a transaction fee in mined blocks or do not record a transaction because the transaction fee is too low, such transactions will not be recorded on the Bitcoin Blockchain until a block is mined by a miner who does not require the payment of transaction fees or is willing to accept a lower fee. Any widespread delays in the recording of transactions could result in a loss of confidence in the digital asset network.
•
Digital asset mining operations can consume significant amounts of electricity, which may have a negative environmental impact and give rise to public opinion against allowing, or government regulations restricting, the use of electricity for mining operations. Additionally, miners may be forced to cease operations during an electricity shortage or power outage.

If the Bitcoin network is used to facilitate illicit activities or evade sanctions, businesses that facilitate transactions in bitcoin could be at increased risk of criminal or civil lawsuits, or of having services cut off, which could negatively affect the price of bitcoin and the value of the Shares.

Digital asset networks have in the past been, and may continue to be, used to facilitate illicit activities. If the Bitcoin network is used to facilitate illicit activities or evade sanctions, businesses that facilitate transactions in bitcoin could be at increased risk of potential criminal or civil lawsuits, or of having banking or other services cut off, and bitcoin could be removed from digital asset trading platforms as a result of these concerns. Other service providers of such businesses may also cut off services if there is a concern that the Bitcoin network is being used to facilitate crime. Any of the aforementioned occurrences could increase regulatory scrutiny of the Bitcoin network and/or adversely affect the price of bitcoin, the attractiveness of the Bitcoin network and an investment in the Shares of the Trust.

The Trust and the Sponsor, acting on behalf of the Trust, directly interact with (i) parties that are themselves subject to AML program requirements under the Bank Secrecy Act or similar laws (i.e., Authorized Participants and/or financial institution counterparties) and/or (ii) Authorized Participant Designees.

The Authorized Participants are registered broker-dealers or other financial institutions that are subject to AML and countering the financing of terrorism obligations under the Bank Secrecy Act as administered by FinCEN and further overseen by the SEC and FINRA, including the obligation to conduct due diligence on their customers (including but not limited to their Authorized Participant Designees).

When the Trust and the Sponsor, acting on behalf of the Trust, buy or sell, as applicable, bitcoin, they transact directly with financial institution counterparties that are subject to U.S. federal and/or state licensing requirements or similar laws in non-U.S. jurisdictions and maintain practices and policies designed to comply with AML and KYC regulations or similar laws in non-U.S. jurisdictions. The Trust will not hold any bitcoin except those that have been delivered by the Trust’s bitcoin trading counterparties, Authorized Participants, or the Authorized Participant Designees, in connection with creation requests.

If the Sponsor, the Trust, or an Authorized Participant were nevertheless to transact with such a sanctioned entity, the Sponsor, the Trust, and such Authorized Participant would be at increased risk of potential criminal or civil lawsuits.

Risks Associated with Investing in the Trust

Investment-Related Risks.

Investing in bitcoin and, consequently, the Trust, is speculative. The price of bitcoin is volatile, and market movements of bitcoin are difficult to predict. Supply and demand changes rapidly are affected by a variety of factors, including regulation and general economic trends, such as interest rates, availability of credit, credit defaults, inflation rates and economic uncertainty. All investments made by the Trust will risk the loss of capital. Therefore, an investment in the Trust involves a high degree of risk, including the risk that the entire amount invested may be lost. No guarantee or representation is made that the Trust’s investment program will be successful, that the Trust will achieve its investment objective or that there will be any return of capital invested to investors in the Trust, and investment results may vary.

The NAV may not always correspond to the market price of bitcoin.

The NAV of the Trust will change as fluctuations occur in the market price of the Trust’s bitcoin holdings. Shareholders should be aware that the public trading price per share may be different from the NAV for a number of reasons, including price volatility and the fact that supply and demand forces at work in the secondary trading market for shares are related, but not identical, to the supply and demand forces influencing the market price of bitcoin.

An Authorized Participant may be able to create or redeem a Basket at a discount or a premium to the public trading price per share, although some creations or redemptions may take place in kind, and the Trust will therefore maintain its intended fractional exposure to a specific amount of bitcoin per share.

Different from directly owning bitcoin.

The performance of the Trust will not reflect the specific return an investor would realize if the investor actually held or purchased bitcoin directly. The differences in performance may be due to factors such as fees, transaction costs, and index tracking risk. Investors will also forgo certain rights conferred by owning bitcoin directly, such as the right to claim air drops. See “The inability to recognize the economic benefit of a “fork” or an “air drop” could adversely impact an investment in the Trust”.

Index tracking risk.

The Trust may not achieve the desired degree of correlation between its performance and that of the Index and thus may not achieve its investment objective. The difference in performance may be due to factors such as fees, transaction costs, redemptions of, and subscriptions for, Shares, pricing differences, differences in the timing of the addition or removal of constituent exchanges underlying the Index or the cost to the Trust of complying with various new or existing regulatory requirements.

Liquidity risk.

The Trust’s and an Authorized Participant’s, or its Authorized Participant Designee’s, ability to buy or sell bitcoin may be adversely affected by limited trading volume, lack of a market maker, or legal restrictions. It is also possible that a bitcoin spot market or governmental authority may suspend or restrict trading in bitcoin altogether. Therefore, it may not always be possible to execute a buy or sell order at the desired price or to liquidate an open position due to market conditions on spot markets, regulatory issues affecting bitcoin or other issues affecting counterparties. Bitcoin is a new asset with a very limited trading history. Therefore, the markets for bitcoin may be less liquid and more volatile than other markets for more established products.

The value of the Shares may be influenced by a variety of factors unrelated to the value of bitcoin.

The value of the Shares may be influenced by a variety of factors unrelated to the price of bitcoin and the bitcoin exchanges included in the Index that may have an adverse effect on the price of the Shares. These factors include, but are not limited to, the following factors:

•
Unanticipated problems or issues with respect to the mechanics of the Trust’s operations and the trading of the Shares may arise, in particular due to the fact that the mechanisms and procedures governing the creation and offering of the Shares and storage of bitcoin have been developed specifically for this product;
•
The Trust could experience difficulties in operating and maintaining its technical infrastructure, including in connection with expansions or updates to such infrastructure, which are likely to be complex and could lead to unanticipated delays, unforeseen expenses and security vulnerabilities;
•
The Trust could experience unforeseen issues relating to the performance and effectiveness of the security procedures used to protect the Trust’s account with the Custodian, or the security procedures may not protect against all errors, software flaws or other vulnerabilities in the Trust’s technical infrastructure, which could result in theft, loss or damage of its assets; or
•
Service providers may decide to terminate their relationships with the Trust due to concerns that the introduction of privacy enhancing features to the Bitcoin network may increase the potential for bitcoin to be used to facilitate crime, exposing such service providers to potential reputational harm.

Any of these factors could affect the value of the Shares, either directly or indirectly through their effect on the Trust’s assets.

An Authorized Participant’s, or its Authorized Participant Designee’s, buying and selling activity associated with the creation and redemption of Baskets may adversely affect an investment in the Shares.

An Authorized Participant’s, or its Authorized Participant Designee’s, purchase of bitcoin in connection with Basket creation orders may cause the price of bitcoin to increase, which will result in higher prices for the Shares. Increases in the bitcoin prices may also occur as a result of bitcoin purchases by other market participants who attempt to benefit from an increase in the market price of bitcoin when baskets are created. The market price of bitcoin may therefore decline immediately after Baskets are created.

Selling activity associated with sales of bitcoin by an Authorized Participant, or its Authorized Participant Designee, in connection with redemption orders may decrease the bitcoin prices, which will result in lower prices for the Shares. Decreases in bitcoin prices may also occur as a result of selling activity by other market participants.

In addition to the effect that purchases and sales of bitcoin by an Authorized Participant, or its Authorized Participant Designee, may have on the price of bitcoin, sales and purchases of bitcoin by similar investment vehicles (if developed) could impact the price of bitcoin. If the price of bitcoin declines, the trading price of the Shares will generally also decline.

The inability of Authorized Participants and market makers to hedge their bitcoin exposure may adversely affect the liquidity of Shares and the value of an investment in the Shares.

Authorized Participants and market makers will generally want to hedge their exposure in connection with Basket creation and redemption orders. To the extent Authorized Participants and market makers are unable to hedge their exposure due to market conditions (e.g., insufficient bitcoin liquidity in the market, inability to locate an appropriate hedge counterparty, extreme volatility in the price of bitcoin, wide spreads between prices quotes on different bitcoin trading platforms, etc.), such conditions may make it difficult to create or redeem Baskets or cause them to not create or redeem Baskets. In addition, the hedging mechanisms employed by Authorized Participants and market makers to hedge their exposure to bitcoin may not function as intended, which may make it more difficult for them to enter into such transactions. Such events could negatively impact the market price of Shares and the spread at which Shares trade on the open market. To the extent Authorized Participants wish to use futures to hedge their exposure, note that while growing in recent years, the market for exchange-traded bitcoin futures has a limited trading history and operational experience and may be less liquid, more volatile and more vulnerable to economic, market and industry changes than more established futures markets. The liquidity of the market will depend on, among other things, the adoption of bitcoin and the commercial and speculative interest in the market.

Arbitrage transactions intended to keep the price of Shares closely linked to the price of bitcoin may be problematic if the process for the creation and redemption of Baskets encounters difficulties, which may adversely affect an investment in the Shares.

If the processes of creation and redemption of the Shares encounter any unanticipated difficulties, potential market participants who would otherwise be willing to purchase or redeem Baskets to take advantage of any arbitrage opportunity arising from discrepancies between the price of the Shares and the price of the underlying bitcoin may not take the risk that, as a result of those difficulties, they may not be able to realize the profit they expect. In addition, the Trust’s NAV and the price of a Basket Deposit (as defined below) could rise or fall substantially between the time a purchase order is submitted by an Authorized Participant and the time the amount of the purchase price in respect thereof is determined, and the risk of such price movements will be borne solely by the Authorized Participant. Such price movements may further frustrate efforts to effectively seize arbitrage opportunities. If this is the case, the liquidity of Shares may decline and the price of the Shares may fluctuate independently of the price of bitcoin and may fall.

The use of cash creations and redemptions, to the extent used by Authorized Participants, may adversely affect the arbitrage transactions by Authorized Participants intended to keep the price of the Shares closely linked to the price of bitcoin and, as a result, the price of the Shares may fall or otherwise diverge from NAV.

To the extent Authorized Participants effectuate creations and redemptions for cash, there may be delays in trade execution due to potential operational issues arising from implementing a cash creation and redemption model, which involves more complex operational steps (and therefore execution risk) than in-kind creation and redemption models. Such delays could cause the execution price associated with such trades to materially deviate from the Index price used to determine the NAV. Even though the Authorized Participant is responsible for the dollar cost of such difference in prices, Authorized Participants could default on their obligations to the Trust, or such potential risks and costs could lead Authorized Participants, who would otherwise be willing to purchase or redeem Baskets to take advantage of any arbitrage opportunity arising from discrepancies between the price of the Shares and the price of the underlying bitcoin, to elect to not participate in the Trust’s Share creation and redemption processes. This may adversely affect the arbitrage mechanism intended to keep the price of the Shares closely linked to the price of bitcoin, and as a result, the price of the Shares may fall or otherwise diverge from NAV. If the arbitrage mechanism is not effective, purchases or sales of Shares on the secondary market could occur at a premium or discount to NAV, which could harm Shareholders by causing them to buy Shares at a price higher than the value of the underlying bitcoin held by the Trust or sell Shares at a price lower than the value of the underlying bitcoin held by the Trust, causing Shareholders to suffer losses.

The Authorized Participants serve in such capacity for several competing exchange-traded bitcoin products, which could adversely affect the Trust’s operations and the secondary market for the Shares.

Authorized Participants are the only persons that may place orders to create and redeem Baskets with the Trust. The Trust may have a limited number of financial institutions that act as Authorized Participants, none of which are obligated to engage in creation and/or redemption transactions. Some or all of the Trust’s Authorized Participants are expected to serve as authorized participants or market makers for one or more exchange-traded bitcoin products that compete with the Trust. This may make it more difficult to engage or retain Authorized Participants for the Trust. There is no guarantee that the Trust will be able to attract Authorized Participants.

Furthermore, decisions by Authorized Participants to reduce their role with respect to market making or creation and redemption activities during times of market stress, or a decline in the number of Authorized Participants due to decisions to exit the business, bankruptcy, competing products in the same asset class or other factors, could inhibit the effectiveness of the arbitrage process in maintaining the relationship between the underlying value of the Trust’s bitcoin and the market price of the Shares. To the extent that other Authorized Participants do not step forward to engage in creation and redemption orders, there may be a significantly diminished trading market for the Shares or the Shares may trade at a discount (or premium) to NAV and possibly face trading halts and/or de-listing.

Security threats and cyber-attacks could result in the halting of Trust operations and a loss of Trust assets or damage to the reputation of the Trust, each of which could result in a reduction in the price of the Shares.

Security breaches, cyber-attacks, computer malware and computer hacking attacks have been a prevalent concern in relation to digital assets. Multiple thefts of bitcoin and other digital assets from other holders have occurred in the past. Because of the pseudonymous nature of the Bitcoin Blockchain, thefts can be difficult to trace, which may make bitcoin a particularly attractive target for theft. Cyber security failures or breaches of one or more of the Trust’s service providers (including but not limited to, the Index Provider, the Transfer Agent, the Distributor, the Administrator, or the Custodian) have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs.

The Trust and its service providers’ use of internet, technology and information systems (including mobile devices and cloud-based service offerings) may expose the Trust to potential risks linked to cyber-security breaches of those technological or information systems. The Sponsor believes that the Trust’s bitcoin held in the Trust’s account with the Custodian will be an appealing target to hackers or malware distributors seeking to destroy, damage or steal the Trust’s bitcoin or private keys and will only become more appealing as the Trust’s assets grow. While the Trust, the Sponsor and the Custodian have implemented procedures to identify and or stop new security threats and expect to adapt to technological changes in the digital asset industry, to the extent such efforts are unsuccessful the Trust’s bitcoin may be subject to theft, loss, destruction or other attack.

Additionally, access to the Trust’s bitcoin could be restricted by natural events (such as an earthquake or flood) or human actions (such as a terrorist attack). The Sponsor has evaluated the security procedures in place for safeguarding the Trust’s bitcoin. Nevertheless, the security procedures cannot guarantee the prevention of any loss due to a security breach, software defect or act of God that may be borne by the Trust.

The security procedures and operational infrastructure may be breached due to the actions of outside parties, error or malfeasance of an employee of the Sponsor, the Custodian, or otherwise, and, as a result, an unauthorized party may obtain access to the Trust’s account with the Custodian, the private keys (and therefore bitcoin) or other data of the Trust. Additionally, outside parties may attempt to fraudulently induce employees of the Sponsor, the Custodian, or the Trust’s other service providers to disclose sensitive information in order to gain access to the Trust’s infrastructure. As the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, the Sponsor and the Custodian may be unable to anticipate these techniques or implement adequate preventative measures.

An actual or perceived breach of the Trust’s account with the Custodian could harm the Trust’s operations, result in partial or total loss of the Trust’s assets, damage the Trust’s reputation and negatively affect the market perception of the effectiveness of the Trust, all of which could in turn reduce demand for the Shares, resulting in a reduction in the price of the Shares. The Trust may also cease operations, the occurrence of which could similarly result in a reduction in the price of the Shares.

While the Sponsor and the Trust’s service providers have established business continuity plans and systems that they respectively believe are reasonably designed to prevent cyber attacks, there are inherent limitations in such plans and systems including the possibility that certain risks have not been, or cannot be, identified. Service providers may have limited indemnification obligations to the Trust, which could be negatively impacted as a result.

If the Trust’s holdings of bitcoin are lost, stolen or destroyed under circumstances rendering a party liable to the Trust, the responsible party may not have the financial resources sufficient to satisfy the Trust’s claim. For example, as to a particular event of loss, the only source of recovery for the Trust may be limited to the relevant custodian or, to the extent identifiable, other responsible third parties (for example, a thief or terrorist), any of which may not have the financial resources (including liability insurance coverage) to satisfy a valid claim of the Trust. Similarly, as noted below, the Trust’s Custodian has limited liability to the Trust, which could adversely affect the Trust’s ability to seek recovery from them, even when the Custodian’s actions or failure to act are the cause of the Trust’s loss.

It may not be possible, either because of a lack of available policies or because of prohibitive cost, for the Trust to obtain insurance that would cover losses of the Trust’s bitcoin. If an uninsured loss occurs or a loss exceeds policy limits, the Trust could lose all of its assets.

The Trust’s risk management processes and policies may prove to not be adequate to prevent any loss of the Trust’s bitcoin.

Custody of digital assets presents inherent and unique risks relating to access loss, theft and means of recourse in such scenarios. These risks are applicable to the Trust’s use of FDA, despite its status as an affiliate of the Sponsor. The Sponsor is continuing to monitor and evaluate the Trust’s risk management processes and policies and believes that the current risk management processes and procedures are reasonably designed and effective. The Trust does not normally interact with any digital asset trading platforms, and the Trust’s bitcoin is held in a cold storage wallet with the Custodian, a national trust bank, pursuant to an express custodial relationship. The Sponsor believes that the security procedures that the Sponsor and the Custodian utilize, such as hardware redundancy, segregation and offline data storage (i.e., the maintenance of data on computers and/or storage media that is not directly connected to or accessible from the internet and/or networked with other computers, also known as “cold storage”) protocols are reasonably designed to safeguard the Trust’s bitcoin from theft, loss, destruction or other issues relating to hackers and technological attack. Despite the number of security procedures that the Sponsor and Custodian employ, it is impossible to guarantee the prevention of any loss due to a security breach, software defect, act of God, pandemic or riot that may be borne by the Trust. Notwithstanding the above, the Sponsor and the Custodian are responsible for their own gross negligence, willful misconduct or bad faith. In the event that the Trust’s risk management processes and policies prove to not be adequate to prevent any loss of the Trust’s bitcoin and such loss is not covered by insurance or is otherwise recoverable, the value of the Shares will decrease as a result and investors would experience a decrease in the value of their investment.

The Trust’s Custodian could become insolvent or become subject to a receivership or bankruptcy proceeding, which may result in a loss of or delay in access to Trust assets.

If the Custodian becomes insolvent or subject to a receivership or bankruptcy proceeding, the Trust’s operations may be adversely affected, and there is a risk that the insolvency, receivership or bankruptcy of the Custodian may result in the loss of all or a substantial portion of the Trust’s assets or in a significant delay in the Trust having access to those assets.

The Trust’s assets will be held in one or more accounts maintained for the Trust by the Custodian. The Custodian is a national trust bank and is subject to the supervision of Office of the Comptroller of the Currency. The Custodial Services Agreement for Trust assets contains an agreement by the parties to treat the bitcoin credited to the Trust as financial assets under Article 8 of the New York Uniform Commercial Code (“Article 8”), in addition to stating that the Custodian will serve as a securities intermediary with respect to such assets. Further, the Custodian has agreed to hold Trust assets for the benefit of the Trust as the entitlement holder, and while the Trust assets will be commingled with assets of the Custodian’s other customers in an omnibus account, such assets will not be commingled with the Custodian’s proprietary assets. While other types of assets held in a similarly-segregated manner have been deemed not to be part of the asset custodian’s bankruptcy estate under various regulatory regimes, bankruptcy courts have not yet fully addressed the appropriate treatment of custodial holdings of digital assets and any such determination may be highly fact-specific.

Given that the contractual protections and legal rights of customers with respect to digital assets held on their behalf by third parties are relatively untested in a bankruptcy or receivership proceeding of an entity such as the Custodian, in the event of an insolvency, receivership or bankruptcy proceeding with respect to the Custodian, there is a risk that the Trust’s assets may be considered the property of the bankruptcy estate of the Custodian, and that customers of the Custodian – including the Trust – may be at risk of being treated as general unsecured creditors of the Custodian and subject to the risk of total loss or markdowns on value of such assets. Moreover, even if the Trust’s assets ultimately are not treated as part of the Custodian’s bankruptcy estate, the automatic stay could apply until the bankruptcy court made such a determination, and the limited precedent and fact-dependent nature of the determination could delay or preclude the return of such assets to the Trust. Further, the bankruptcy court may permit the Custodian to retain possession or custody of its customers’ assets until any claims the estate may have against the customers (including the Trust) are resolved.

An actual or perceived business failure or interruption, default, failure to perform security breach or other problems affecting the Custodian could harm the Trust’s operations, result in partial or total loss of the Trust’s assets, damage the Trust’s reputation and negatively affect the market perception of the effectiveness of the Trust, all of which could in turn reduce demand for the Shares, resulting in a reduction in the price of the Shares.

The Trust may change the custodial arrangements described in this Annual Report at any time without notice to Shareholders.

Loss of a critical banking relationship for, or the failure of a bank used by, the Trust could adversely impact the Trust’s ability to create or redeem Baskets, or could cause losses to the Trust.

The Cash Custodian is necessary to facilitate the creation and redemption of Baskets (in exchange for cash subscriptions by Authorized Participants, or in exchange for cash redemptions of Shares by Authorized Participants), and other cash movements, including in connection with the purchase of bitcoin by the Sponsor to effectuate subscriptions for cash and the selling of bitcoin to effect redemptions for cash and, to the extent applicable, other Trust expenses, and in extraordinary circumstances, to effect the liquidation of the Trust’s bitcoin. The Trust relies on the Cash Custodian to hold any cash related to the purchase or sale of bitcoin. To the extent that the Trust or Sponsor face difficulty establishing or maintaining banking relationships, the loss of the Trust’s banking partners, including the Cash Custodian, or the imposition of operational restrictions by these banking partners and the inability of the Trust to utilize other financial institutions may result in a disruption of creation and redemption activity of the Trust, or cause other operational disruptions or adverse effects for the Trust. In the future, it is possible that the Trust could be unable to establish accounts at new banking partners, or that the banks with which the Trust is able to establish relationships may not be as large or well-capitalized or subject to the same degree of prudential supervision as the existing providers.

The Trust could also suffer losses in the event that a bank in which the Trust holds customer cash, including the Cash Custodian, fails, becomes insolvent, enters receivership, is taken over by regulators, enters financial distress, or otherwise suffers adverse effects to its financial condition or operational status. If the Cash Custodian were to experience financial distress or its financial condition is otherwise affected, the Cash Custodian’s ability to provide services to the Trust could be affected. Moreover, the future failure of the Cash Custodian or other bank at which the Trust maintains cash could result in losses to the Trust, to the extent the balances are not covered by deposit insurance. As a result, the Trust could suffer losses.

The Trust is subject to risks due to its concentration of investments in a single asset class.

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

The lack of active trading markets for the Shares may result in losses on Shareholders’ investments at the time of disposition of Shares.

Although Shares of the Trust are publicly listed and traded on an exchange, there can be no guarantee that an active trading market for the Shares will be maintained. If Shareholders need to sell their Shares at a time when no active market for them exists, the price Shareholders receive for their Shares, assuming that Shareholders are able to sell them, may be lower than the price that Shareholders would receive if an active market did exist and, accordingly, a Shareholder may suffer losses.

Several factors may affect the Trust’s ability to achieve its investment objective on a consistent basis.

There can be no assurance that the Trust will achieve its investment objective. Prospective investors should read this entire Annual Report and consult with their own advisers before subscribing for Shares. Factors that may affect the Trust’s ability to meet its investment objective include: (1) an Authorized Participant’s, or its Authorized Participant Designee’s, ability to transfer bitcoin in an efficient manner to effectuate creation and redemption orders; (2) transaction fees associated with the Bitcoin network; (3) the bitcoin market becoming illiquid or disrupted; (4) the need to conform the Trust’s portfolio holdings to comply with investment restrictions or policies or regulatory or tax law requirements; (5) early or unanticipated closings of the markets on which bitcoin trades, resulting in the inability of such Authorized Participant, or its Authorized Participant Designee, to execute intended portfolio transactions; and (6) accounting standards.

The amount of bitcoin represented by the Shares will decline over time.

The amount of bitcoin represented by the Shares will continue to be reduced during the life of the Trust due to the transfer of the Trust’s bitcoin to pay for the Sponsor Fee and other liabilities.

Each outstanding Share represents a fractional, undivided interest in the bitcoin held by the Trust. The Trust does not generate any income and transfers bitcoin to pay for the Sponsor Fee and other liabilities. Therefore, the amount of bitcoin represented by each Share will gradually decline over time. This is also true with respect to Shares that are issued in exchange for additional deposits of bitcoin over time, as the amount of bitcoin required to create Shares proportionally reflects the amount of bitcoin represented by the Shares outstanding at the time of such creation unit being created. Assuming a constant bitcoin price, the trading price of the Shares is expected to gradually decline relative to the price of bitcoin as the amount of bitcoin represented by the Shares gradually declines.

Shareholders should be aware that the gradual decline in the amount of bitcoin represented by the Shares will occur regardless of whether the trading price of the Shares rises or falls in response to changes in the price of bitcoin.

In addition, to the extent that the Trust incurs transaction expenses in connection with the creation and redemption process, litigation expenses, indemnification obligations under the Trust’s service provider agreements and other Extraordinary Expenses that are not Sponsor-paid Expenses, such expenses will be borne by the Trust. To the extent that the Trust fails to attract a sufficiently large amount of investors, the effect of such expenses on the value of the Shares may be significantly greater than would be the case if the Trust had attracted more assets.

The Sponsor may need to find and appoint a replacement custodian quickly, which could pose a challenge to the safekeeping of the Trust’s bitcoin.

The Sponsor could decide to replace the Custodian as the custodian of the Trust’s bitcoin, or the Custodian may cease providing the custodial services necessary for the Trust’s normal operations. For example, the Trust’s custodian may become insolvent and enter bankruptcy or receivership proceedings, or discontinue business operations with little or no warning to the Sponsor or the Trust. Transferring maintenance responsibilities of the Trust’s account with the Custodian to another party will likely be complex and could subject the Trust’s bitcoin to the risk of loss during the transfer, which could have a negative impact on the performance of the Shares or result in loss of the Trust’s assets.

The Sponsor may not be able to find a party willing to serve as the custodian under the same terms as the current Custodial Services Agreement. To the extent that Sponsor is not able to find a suitable party willing to serve as the custodian, the Sponsor may be required to terminate the Trust and liquidate the Trust’s bitcoin.

Limited recourse.

The Custodian has limited liability for any loss, claim, or damage to the Trust, impairing the ability of the Trust to recover losses relating to its bitcoin and any recovery may be limited, except to the extent of a final, non-appealable judicial determination that such loss, claim or damage directly resulted from the gross negligence, willful misconduct or fraud of the Custodian. In addition, the Custodian is generally not be liable for any loss caused, directly or indirectly, by the failure of the Trust to adhere to the Custodian’s policies and procedures that have been disclosed to the Trust, a force majeure event or certain actions determined by the Custodian to be necessary or advisable to inspect and protect the security of the Trust’s assets. Furthermore, the Custodian is generally not liable for a loss caused, directly or indirectly, by any failure or delay to act by any service provider to the Custodian or any system failure (other than a system failure caused by the gross negligence, willful misconduct or fraud of the Custodian or the Custodian’s affiliates), that prevents the Custodian from fulfilling its obligations.

Under the Trust Agreement, the Trustee and the Sponsor will not be liable for any liability or expense incurred absent fraud, gross negligence, bad faith or willful misconduct on the part of the Trustee or the Sponsor or breach by the Sponsor of the Trust Agreement, as the case may be. As a result, the recourse of the Trust or the Shareholder to Trustee or the Sponsor may be limited.

The Index Provider has limited liability relating to the use of the Index, impairing the ability of the Trust to recover losses relating to its use of the Index. The Index Provider does not guarantee the accuracy, completeness, or performance of the Index or the data included therein and shall have no liability in connection with the Index or index calculation, errors, omissions or interruptions of any Fidelity index or any data included therein. The Index could be calculated now or in the future in a way that adversely affects an investment in the Trust.

The Calculation Agent also has limited liability, impairing the ability of the Trust to recover losses relating to the calculation of the Index.

The value of the Shares will be adversely affected if the Trust is required to indemnify the Sponsor, the Trustee, the Transfer Agent or the Custodian.

Each of the Sponsor, the Trustee, the Transfer Agent and the Custodian has a right to be indemnified by the Trust for certain liabilities or expenses that it incurs without gross negligence, bad faith or willful misconduct on its part. Therefore, the Sponsor, Trustee, Transfer Agent or the Custodian may require that the assets of the Trust be sold in order to cover losses or liability suffered by it. Any sale of that kind would reduce the bitcoin holdings of the Trust and the value of the Shares.

Intellectual property rights claims may adversely affect the Trust and the value of the Shares.

The Sponsor is not aware of any intellectual property rights claims that may prevent the Trust from operating and holding bitcoin. However, third parties may assert intellectual property rights claims relating to the operation of the Trust and the mechanics instituted for the investment in, holding of and transfer of bitcoin. Regardless of the merit of an intellectual property or other legal action, any legal expenses to defend or payments to settle such claims would be Extraordinary Expenses that would be borne by the Trust through the sale or transfer of its bitcoin and any threatened action that reduces confidence in long-term viability or the ability of end-users to hold and transfer bitcoin may adversely affect the value of the Shares. Additionally, a meritorious intellectual property rights claim could prevent the Trust from operating and force the Sponsor to terminate the Trust and liquidate its bitcoin. As a result, an intellectual property rights claim against the Trust could adversely affect the value of the Shares.

Unforeseeable risks.

Bitcoin has gained commercial acceptance only within recent years and, as a result, there is little data on its long-term investment potential. Additionally, due to the rapidly evolving nature of the bitcoin market, including advancements in the underlying technology, changes to bitcoin may expose investors in the Trust to additional risks which are impossible to predict.

The Sponsor’s policies and procedures may not fully mitigate the risk of conflicts of interest.

The Sponsor does not have operating practices that require personnel to pre-clear personal trading activity in which bitcoin is the referenced asset. In general, pre-clearance policies prohibit employees and agents from engaging in certain personal trading activity without first obtaining pre-clearance of the transaction from the firm’s chief compliance officer, chief financial officer, or some senior officer with similar responsibilities.

Without implementing pre-clearance requirements, the Sponsor may not be able to fully mitigate the risk of conflicts of interest or avoid the appearance of impropriety in connection with the purchase and sale of bitcoin. There is no guarantee that every employee, officer, director, or similar person associated with the Sponsor, or its affiliates will refrain from engaging in insider trading in violation of their duties to the Trust and Sponsor.

This risk is present in traditional financial markets and is not unique to bitcoin. If such employees or others affiliated with the Sponsor engage in illegal conduct or conduct which fails to meet applicable regulatory standards, the Sponsor and its affiliates could be the target of civil or criminal fines, penalties, punishments, or other regulatory sanctions or lawsuits or could be the target of an investigation. Any of these outcomes could cause the Trust and Shareholders to suffer harm.

The Sponsor and its affiliates may also participate in transactions related to bitcoin, either for their own account (subject to certain internal employee trading operating practices) or for the account of others, such as clients, and such transactions may occur prior to, during, or after the commencement of this offering. Such transactions may not serve to benefit the Shareholders of the Trust and may have a positive or negative effect on the value of the bitcoin held by the Trust and, consequently, on the market value of bitcoin.

Potential conflicts of interest may arise among the Sponsor or its affiliates and the Trust. The Sponsor and its affiliates have no fiduciary duties to the Trust and its Shareholders other than as provided in the Trust Agreement, which may permit them to favor their own interests to the detriment of the Trust and its Shareholders.

The Sponsor will manage the affairs of the Trust. Conflicts of interest may arise among the Sponsor and its affiliates, on the one hand, and the Trust and its Shareholders, on the other hand. As a result of these conflicts, the Sponsor may favor its own interests and the interests of its affiliates over the Trust and its Shareholders. These potential conflicts include, among others, the following:

•
the Sponsor has no fiduciary duties to, and is allowed to take into account the interests of parties other than, the Trust and its Shareholders in resolving conflicts of interest, provided the Sponsor does not act in bad faith;
•
the Trust has agreed to indemnify the Sponsor, the Trustee and their respective affiliates pursuant to the Trust Agreement;

•
the Sponsor is responsible for allocating its own limited resources among different clients and potential future business ventures, to each of which it may owe fiduciary duties;
•
the Sponsor and its staff also service affiliates of the Sponsor, and may also service other digital asset investment vehicles, and their respective clients and cannot devote all of its, or their, respective time or resources to the management of the affairs of the Trust;
•
Fidelity Product Services, LLC, the Index Provider of the Fidelity Bitcoin Reference Rate, Fidelity Digital Assets, N.A., the Custodian of the Trust, and Fidelity Service Company, Inc., the Administrator of the Trust are all affiliates of the Sponsor, and as such the Sponsor is disincentivized from replacing them as the Trust’s service providers;
•
the Sponsor, its affiliates and their officers and employees are not prohibited from engaging in other businesses or activities, including those that might be in direct competition with the Trust;
•
affiliates of the Sponsor may start to have substantial direct investments in bitcoin, or other digital assets or companies in the digital assets ecosystem that they are permitted to manage taking into account their own interests without regard to the interests of the Trust or its Shareholders, and any increases, decreases or other changes in such investments could affect the Index price and, in turn, the value of the Shares; and
•
the Sponsor decides whether to retain separate counsel, accountants or others to perform services for the Trust.

By purchasing the Shares, Shareholders agree and consent to the provisions set forth in the Trust Agreement.

Risks Associated with the Index and Index Pricing

The Index was developed by an affiliate of the Sponsor, the Index Provider. The Index Provider has substantial discretion at any time to change the methodology used to calculate the Index, including the spot markets that contribute prices to the Trust’s NAV. Any such changes could affect the present, past and expected levels of the Index and could adversely affect performance of the Index. The Index Provider does not have any obligation to take the needs of the Trust, the Trust’s Shareholders, or anyone else into consideration in connection with such changes. There is no guarantee that the methodology currently used in calculating the Index will appropriately track the price of bitcoin in the future. The Index Provider has no obligation to take the needs of the Trust or the Shareholders into consideration in determining, composing, or calculating the Index. By investing in the Trust, Shareholders will have no rights against the Index Provider or any other persons that have discretion over the Index, even though these entities administer, oversee and determine the Index.

Pricing sources used by the Index are digital asset spot markets that facilitate the buying and selling of bitcoin and other digital assets. Although many pricing sources refer to themselves as “exchanges,” they are not registered with, or supervised by, the SEC or CFTC and do not meet the regulatory standards of a national securities exchange or designated contract market. For these reasons, among others, purchases and sales of bitcoin may be subject to temporary distortions or other disruptions due to various factors, including the lack of liquidity in the markets and government regulation and intervention. These circumstances could affect the price of bitcoin used in Index calculations and, therefore, could adversely affect the level of the Index.

The Index is based on various inputs which include price data from various third-party bitcoin spot markets. The Index Provider does not guarantee the validity of any of these inputs, which may be subject to technological error, manipulative activity, or fraudulent reporting from their initial source.

Right to change index.

The Sponsor, in its sole discretion, may cause the Trust to track (or price its portfolio based upon) an index or standard other than the Index at any time, with prior notice to the Shareholders, if investment conditions change or the Sponsor believes that another index or standard better reflects the price of bitcoin. The Sponsor, however, is under no obligation whatsoever to make such changes in any circumstance.

Risks related to pricing.

As set forth under “Item 1. Business - Calculation of Net Asset Value”, the Trust’s portfolio will be priced, including for purposes of determining the NAV, based upon the VWMP of bitcoin used for the calculation of the Index as of the time of such valuation.

Using a VWMP methodology and price feeds from eligible bitcoin spot markets, the Index intends to represent the U.S. dollar value of one bitcoin every 15 seconds based on VWMP spot market data over rolling sixty-minute increments. As such, the VWMP methodology used to determine the NAV may not be reflective of market events and other developments that occur after its pricing window and thus this methodology may not be reflective of the then-available market price of bitcoin in periods between its calculation. Additionally, as the methodology references a median price, it may not reflect the price of bitcoin available for the Trust to transact on any single spot market. The Sponsor does not intend, and disclaims any obligation, to determine whether the methodology used to determine the level of the Index accurately reflects the value of bitcoin or the price at which market transactions in bitcoin could be readily effected at any given time.

Because the NAV of the Trust will be based almost entirely on the value of the Trust’s bitcoin portfolio as determined by such VWMP methodology, and subscriptions and redemptions are processed based on the NAV of the Trust, if the methodology does not reflect the market value of bitcoin at a given time, subscription and redemption transactions will be effected at prices that may adversely affect the Trust.

The NAV of the Trust will change as fluctuations occur in the market price of the Trust’s bitcoin holdings. Shareholders should be aware that the public trading price per Share may be different from the NAV for a number of reasons, including price volatility, trading activity, the closing of bitcoin trading platforms due to fraud, failure, security breaches or otherwise, and the fact that supply and demand forces at work in the secondary trading market for Shares are related, but not identical, to the supply and demand forces influencing the market price of bitcoin.

An Authorized Participant may be able to create or redeem a Basket at a discount or a premium to the public trading price per Share and the Trust will therefore maintain its intended fractional exposure to a specific amount of bitcoin per Share.

Shareholders also should note that the size of the Trust in terms of total bitcoin held may change substantially over time and as Baskets are created and redeemed.

In the event that the value of the Trust’s bitcoin holdings or bitcoin holdings per Share is incorrectly calculated, neither the Sponsor nor the Administrator will be liable for any error and such misreporting of valuation data could adversely affect the value of the Shares.

Regulatory Risk

As bitcoin and digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies have been examining the operations of digital asset networks, digital asset users and the digital asset spot market. Many of these state and federal agencies have brought enforcement actions and issued advisories and rules relating to digital asset markets. The SEC had charged certain large U.S. digital asset trading platforms of supporting trading and settlement of securities in violation of the U.S. federal securities laws. Specifically, the SEC alleged that these exchanges are operating as unregistered securities exchanges, brokers and clearing agencies. For example, on June 5, 2023, the SEC filed lawsuits against cryptocurrency exchanges Coinbase and Binance alleging, among other things, their operation of an unlicensed securities exchange. Although the SEC has not alleged that bitcoin is a security, the outcome of these enforcement actions and others may result in the substantial restructuring of the digital asset market in the United States. Moreover, until these actions are resolved, the structure of the digital asset market in the United States will remain subject to substantial regulatory risk, which may impact the demand for digital assets and the continued availability of existing exchanges and offerings. The U.S. Congress is also actively preparing new legislation to address certain market structure issues relating to digital assets and stablecoins. The outcome of this legislation is unknown. Both the outcome of the pending SEC enforcement actions and federal legislation are highly uncertain and may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares and/or the ability of the Trust to continue to operate.

Although neither the SEC nor the CFTC has exerted direct authority over bitcoin or bitcoin spot trading activity, the SEC and CFTC have broad authority over the regulation of issuances of securities (including digital asset securities) and commodity interests (including derivative instruments utilizing or referencing digital assets). The SEC and CFTC’s engagement with the digital asset industry has had a material impact on the development of digital asset markets, including initial coin offerings, margin trading, regulated and unregulated derivatives markets, and decentralized finance markets. For example, the SEC has issued guidance as to the application of the securities laws to digital assets and initiated enforcement actions against certain digital asset issuers and offerings on the basis that such digital assets and offerings are securities under U.S. securities laws. In these actions, the SEC reasoned that the unregistered offer and sale of digital assets can, in certain circumstances, including ICOs, be considered an illegal public offering of securities. Similarly, the CFTC, together with the Department of Justice, has initiated enforcement actions against digital asset trading platforms relating to violations of the CEA, on the basis that such platforms engaged in illegal, off-exchange retail commodity transactions in digital assets and digital asset derivative transactions. Further enforcement actions against participants in the digital asset industry could have negative impacts on the price of digital assets, including bitcoin.

In August 2021, the previous chair of the SEC stated that he believed investors using digital asset trading platforms are not adequately protected, and that activities on the platforms can implicate the securities laws, commodities laws and banking laws, raising a number of issues related to protecting investors and consumers, guarding against illicit activity, and ensuring financial stability. It is not possible to predict whether the U.S. Congress will grant additional authorities to the SEC or other regulators, what the nature of such additional authorities might be, how they might impact the ability of digital assets markets to function or how any new regulations that may flow from such authorities might impact the value of digital assets generally and bitcoin held by the Trust specifically.

On January 21, 2025, the SEC’s acting Chairman Mark T. Uyeda announced the SEC Crypto Task Force. The task force has an objective of developing a comprehensive and clear regulatory framework for crypto assets. Following the task force announcement, on January 23, 2025, President Trump executed the Strengthening American Leadership in Digital Financial Technology Executive Order. It is currently unknown how the actions or recommendations of the task force and this Executive Order or future governmental actions may impact the status of bitcoin or any other digital asset as a “security” or how bitcoin or the Trust would be treated under any new or revised regulatory framework.

In addition to the SEC’s actions targeting digital assets and trading platforms directly, the SEC has also targeted regulated investments that provide exposure to digital assets indirectly. For example, in a letter regarding the SEC’s review of proposed rule changes to list and trade shares of certain bitcoin-related investment vehicles on public markets, the SEC staff stated that it has significant investor protection concerns regarding the markets for digital assets, including the potential for market manipulation and fraud. In March 2018, it was reported that the SEC was examining as many as 100 investment funds with strategies focused on digital assets. The reported focus of the examinations is on the accuracy of risk disclosures to investors in these funds, digital asset pricing practices, and compliance with rules meant to prevent the theft of investor funds, as well as on information gathering so that the SEC can better understand new technologies and investment products.

In May 2025, the staff of the Division of Trading and Markets of the SEC released guidance in the form of frequently asked questions relating to crypto asset activities. The SEC staff’s guidance addressed several key points for broker-dealers acting as Authorized Participants. According to the guidance, broker-dealers may custody non-security crypto assets and may treat crypto asset securities as being held at a permissible “control location” under 1934 Act Rule 15c3-3(c). The guidance also clarified that broker-dealers may conduct non-security crypto asset businesses, including facilitating transactions in crypto asset securities that settle in crypto rather than cash. In addition, broker-dealers may hold crypto assets as proprietary positions for net capital purposes, subject to applicable haircuts and other limitations. Furthermore, the SEC staff indicated that broker-dealers may engage in in-kind creations and redemptions for spot crypto exchange-traded products. However, this guidance is non-binding, and may be modified, superseded, or withdrawn at any time without notice, as emphasized in the guidance. Additionally, there is no guarantee that Authorized Participants will actually transact in-kind at all despite this guidance.

OFAC has added digital currency addresses to the list of Specially Designated Nationals whose assets are blocked, and with whom U.S. persons are generally prohibited from dealing. Such actions by OFAC, or by similar organizations in other jurisdictions, may introduce uncertainty in the market as to whether bitcoin that has been associated with such addresses in the past can be easily sold. This “tainted” bitcoin may trade at a substantial discount to untainted bitcoin. Reduced fungibility in the bitcoin markets may reduce the liquidity of bitcoin and therefore adversely affect its price.

In December 2020, FinCEN, a bureau within the U.S. Treasury Department, proposed a rule that would require financial institutions to submit reports, keep records, and verify the identity of customers for certain transactions to or from so-called “unhosted” wallets, also commonly referred to as self-hosted wallets. In May 2021, the U.S. Department of Treasury proposed new rules potentially requiring businesses to record transactions in digital assets that exceed $10,000 in value. It remains unclear if these proposed rules will ultimately be adopted.

President Trump’s January 23, 2025 Executive Order, titled “Strengthening American Leadership in Digital Financial Technology, aimed to reorient the federal government’s approach to digital assets. The Executive Order emphasized the importance of the digital asset industry in innovation and economic development, and outlined policies to support the growth and use of digital assets, blockchain technology and related technologies. President Trump’s order also revoked former President Biden’s March 9, 2022 Executive Order, titled, “Responsible Development of Digital Assets” and the U.S. Department of Treasury’s July 7, 2022 “Framework for International Engagement of Digital Assets” and all policies, directives and guidance issued pursuant to those items produced by the previous administration. The consequences of federal regulation of digital assets and digital asset activities could have a material adverse effect on the Trust and the Shares. If the Sponsor determines not to comply with such regulatory and registration requirements, it may seek to cease certain or all of the Trust’s operations. Any such action could have a material adverse effect on our business, financial condition and results of operations.

The entire cryptocurrency industry experienced a significant drawdown in 2022, particularly throughout the latter half of the year. The decline was due to numerous factors, including a slowing macroeconomic environment, rising interest rates, expiring pandemic financial assistance, and the public collapse of several major industry participants, including Three Arrows Capital, Voyager, Celsius, and most recently, FTX and Genesis. The cryptocurrency industry’s turbulent drawdown in 2022 drew increased regulatory scrutiny from the U.S. Congress, SEC, and CFTC. It is possible future negative developments in the cryptocurrency industry and markets may lead to other firm failures and additional regulatory involvement.

Under regulations from the New York State Department of Financial Services (“NYDFS”), businesses involved in certain digital asset business activity involving New York or a New York resident must apply for a license, commonly known as a BitLicense, from the NYDFS and must comply with anti-money laundering, cyber security, consumer protection, and financial and reporting requirements, among others. As an alternative to a BitLicense, a firm can apply for a charter to become a limited purpose trust company under New York law qualified to engage in digital asset business activity. Other states have considered or approved digital asset business activity statutes or rules, passing, for example, regulations or guidance indicating that certain digital asset business activities constitute money transmission requiring licensure. The regulation of digital asset activity under state money transmission laws varies substantially. Differences between state regimes increase the complexity and compliance burden of operating digital asset businesses across the U.S., which may affect consumer adoption of bitcoin and its price. In an attempt to address these issues, the Uniform Law Commission passed a model law in July 2017, the Uniform Regulation of Virtual Currency Businesses Act, which has many similarities to the BitLicense and features a multistate reciprocity licensure feature, wherein a business licensed in one state could apply for accelerated licensure procedures in other states. As of December 31, 2025, only California, Louisiana and Rhode Island has adopted the model law, while Iowa has introduced the model law. It is still unclear; however, how many states will ultimately adopt some or all of the model legislation.

In 2025, Congress undertook significant legislative efforts to address the rapidly evolving landscape of digital assets and cryptocurrencies, culminating in the passage of two landmark bills: the Digital Asset Market Clarity Act of 2025 (the “CLARITY Act”) and the Guiding and Establishing National Innovation for U.S. Stablecoins Act (the “GENIUS Act”). These legislative actions represent the first comprehensive federal frameworks for the regulation of digital assets and stablecoins in the United States.

The CLARITY Act, which was passed by the House of Representatives but awaits consideration by the Senate, was designed to resolve longstanding regulatory uncertainty regarding the classification and oversight of digital assets. The CLARITY Act establishes a clear framework for distinguishing between digital assets that are securities, commodities, or payment stablecoins. It delineates the respective jurisdictions of the SEC and the CFTC, granting the CFTC exclusive authority over “digital commodities” and the SEC authority over “digital securities.” The CLARITY Act also introduces criteria for determining when a digital asset is sufficiently decentralized to be treated as a commodity rather than a security.

In addition, the CLARITY Act imposes registration requirements and operational standards for digital asset intermediaries, including exchanges, brokers, and dealers. It mandates consumer protection measures, anti-money laundering (AML) and countering the financing of terrorism (CFT) compliance, and enhanced disclosure obligations. The Act aims to foster innovation while providing market participants with greater regulatory certainty and aligning U.S. policy with emerging international standards.

The GENIUS Act, signed into law in July 2025, establishes the first federal regulatory framework for the issuance and operation of payment stablecoins—digital assets designed to maintain a stable value relative to a fiat currency, such as the U.S. dollar. The GENIUS Act requires that all payment stablecoins be fully backed on a one-to-one basis by high-quality liquid assets, such as U.S. dollars or short-term U.S. Treasury securities, and subjects issuers to rigorous reserve, audit, and disclosure requirements.

The GENIUS Act introduces a dual licensing regime, allowing stablecoin issuers to operate under either federal or state regulatory oversight, provided that state regimes are “substantially similar” to federal standards. Issuers with more than $10 billion in outstanding stablecoins must obtain a federal license. The GENIUS Act also imposes strict AML, sanctions compliance, and consumer protection obligations, including prioritizing stablecoin holders’ claims in the event of issuer insolvency. Notably, the Act prohibits non-financial public companies from issuing stablecoins without special approval and restricts the payment of interest or yield on stablecoins.

These legislative efforts were accompanied by additional measures, such as the Anti-CBDC Surveillance State Act, which prohibits the Federal Reserve from issuing a retail central bank digital currency without congressional authorization. While the CLARITY Act and the GENIUS Act represent significant progress toward a comprehensive regulatory regime for digital assets, substantial uncertainty remains regarding the implementation and interpretation of these new laws. The effectiveness of these frameworks will depend on subsequent rulemaking by federal and state regulators, interagency coordination, and the evolving approach to enforcement. Market participants may face transitional risks as regulatory standards are developed and applied, and there is potential for further legislative or regulatory changes as the digital asset ecosystem continues to evolve.

The continued evolution of federal, state and foreign government regulators and policymakers will continue to impact the viability and success of digital asset markets, broadly, and bitcoin, specifically.

Shareholders do not have the protections associated with ownership of shares in an investment company registered under the 1940 Act or commodity pools under the Commodity Exchange Act.

The 1940 Act establishes a comprehensive federal regulatory framework for investment companies. Regulation of investment companies under the 1940 Act is designed to, among other things: prevent insiders from managing the companies to their benefit and to the detriment of public investors; prevent the inequitable or discriminate issuance of investment company securities and prevent the use of unsound or misleading methods of computing asset values. For example, registered investment companies subject to the 1940 Act must have a board of directors, a certain minimum percentage of whom must be independent (generally, at least a majority).

Further, after an initial two-year period, such registered investment companies’ advisory and sub-advisory contracts must be annually reapproved by a majority of (1) the entire board of directors and (2) the independent directors. Additionally, such registered investment companies are subject to prohibitions and restrictions on transactions with their affiliates and required to maintain fund assets with special types of custodians (generally, banks or broker-dealers). Moreover, such registered investment companies are subject to significant limits on the use of leverage, as well as limits on the form of capital structure and the types of securities a registered fund can issue.

The Trust is not registered as an investment company under the 1940 Act, and the Sponsor believes that the Trust is not permitted or required to register under such act. Consequently, Shareholders do not have the regulatory protections provided to investors in investment companies.

The Trust will not hold or trade in commodity interests regulated by the CEA, as administered by the CFTC. Furthermore, the Sponsor believes that the Trust is not a commodity pool for purposes of the CEA, and that neither the Sponsor nor the Trustee is subject to regulation by the CFTC as a commodity pool operator or a commodity trading advisor in connection with the operation of the Trust. Consequently, Shareholders will not have the regulatory protections provided to investors in CEA-regulated instruments or commodity pools.

Future and current regulations by a United States or foreign government or quasi-governmental agencies could have an adverse effect on an investment in the Trust.

The regulation of bitcoin and related products and services continues to evolve, may take many different forms and will, therefore, impact bitcoin and its usage in a variety of manners. The inconsistent, unpredictable, and sometimes conflicting regulatory landscape may make it more difficult for bitcoin businesses to provide services, which may impede the growth of the bitcoin economy and have an adverse effect on consumer adoption of bitcoin. There is a possibility of future regulatory change altering, perhaps to a material extent, the nature of an investment in the Trust or the ability of the Trust to continue to operate. Additionally, changes to current regulatory determinations of bitcoin’s status as not being a security, changes to regulations surrounding bitcoin futures or related products, or actions by a United States or foreign government or quasi-governmental agencies exerting regulatory authority over bitcoin, the Bitcoin network, bitcoin trading, or related activities impacting other parts of the digital asset market, may adversely impact bitcoin and therefore may have an adverse effect on the value of your investment in the Trust.

Bitcoin and other digital assets currently face an uncertain regulatory landscape in many foreign jurisdictions such as the European Union, China, the United Kingdom, Australia, Japan, Russia, Israel, Poland, India, Hong Kong, Canada and Singapore. Cybersecurity attacks by state actors, particularly for the purpose of evading international economic sanctions, are likely to attract additional regulatory scrutiny to the acquisition, ownership, sale and use of digital assets, including bitcoin. The effect of any existing regulation or future regulatory change on the Trust or bitcoin is impossible to predict, but such change could be substantial and adverse to the Trust and the value of the Shares.

Various foreign jurisdictions have adopted, and may continue to adopt in the near future, laws, regulations or directives that affect bitcoin, particularly with respect to bitcoin spot markets, trading venues and service providers that fall within such jurisdictions’ regulatory scope. Such laws, regulations or directives may conflict with those of the United States and may negatively impact the acceptance of bitcoin by users, merchants and service providers outside the United States and may therefore impede the growth or sustainability of the bitcoin economy in these jurisdictions as well as in the United States and elsewhere, or otherwise negatively affect the value of bitcoin, and, in turn, the value of the Shares.

Future regulations may require the Trust or the Sponsor to become registered, which may cause the Trust to liquidate.

Current and future legislation, SEC and CFTC rulemaking, and other regulatory developments may impact the manner in which bitcoin is treated. While the SEC has not officially affirmed that bitcoin is not a security under U.S. federal securities laws, public statements by senior officials at the SEC, including a June 2018 speech by the director of the SEC’s division of Corporation Finance, indicate that such officials do not believe that bitcoin is a security; however, more recently, statements by other SEC officials have shown reluctance to agree with that assessment. Such statements are not official policy statements by the SEC and reflect only the speaker’s views, which are not binding on the SEC or any other agency or court. If bitcoin is determined to be a “security” under federal or state securities laws by the SEC or any other agency, or in a proceeding in a court of law or otherwise, it may have material adverse consequences for bitcoin’s utility as a means of exchange and accordingly for its continued adoption. In the face of such developments, the required registrations and compliance steps may result in extraordinary, nonrecurring expenses to the Trust. Specifically, the Trust and the Sponsor may be subject to additional regulatory requirements including under the 1940 Act, and the Sponsor may be required to register as an investment adviser under the Investment Advisers Act. If the Sponsor determines not to comply with such additional regulatory and registration requirements, the Sponsor will terminate the Trust. Any such termination could result in the liquidation of the Trust’s bitcoin at a time that is disadvantageous to Shareholders. Alternatively, compliance with these requirements could result in additional expenses to the Trust or significantly limit the ability of the Trust to pursue its investment objective. These additional requirements may result in extraordinary, recurring and/or nonrecurring expenses of the Trust, thereby materially and adversely impacting the Shares. If the Sponsor and/or the Trust determines not to comply with such additional regulatory and registration requirements, the Sponsor may terminate the Trust. Any such termination could result in the liquidation of the Trust’s bitcoin at a time that is disadvantageous to Shareholders.

If regulatory changes or interpretations of an Authorized Participant’s, the Trust’s or the Sponsor’s activities require the regulation of an Authorized Participant, the Trust or the Sponsor as a money services business under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act or as a money transmitter or digital asset business under state regimes for the licensing of such businesses, an Authorized Participant, the Trust or the Sponsor may be required to register and comply with such regulations, which could result in extraordinary, recurring and/or nonrecurring expenses to the Authorized Participant, Trust or Sponsor or increased commissions for the Authorized Participant’s clients, thereby reducing the liquidity of the Shares.

To the extent that the activities of any Authorized Participant, the Trust or the Sponsor cause it to be deemed a “money services business” under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act, such Authorized Participant, the Trust or the Sponsor may be required to comply with FinCEN regulations, including those that would mandate the implementation of an anti-money laundering program, the submission of certain reports to FinCEN and the maintenance of certain records. Similarly, the activities of an Authorized Participant, the Trust or the Sponsor may require it to be licensed as a money transmitter or as a digital asset business, such as under NYDFS’ BitLicense regulation.

Such additional regulatory obligations may cause the Authorized Participant, the Trust or the Sponsor to incur Extraordinary Expenses. If the Authorized Participant, the Trust or the Sponsor decide to seek the required licenses, there is no guarantee that they will receive them in a timely manner. In addition, to the extent an Authorized Participant, the Trust, or the Sponsor is found to have operated without appropriate state or federal licenses, it may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties or other remediation, all of which could harm the reputation of the Authorized Participant, the Trust or the Sponsor and affect the value of the Shares. Furthermore, an Authorized Participant, the Trust, or the Sponsor may not be able to acquire necessary state licenses or be capable of complying with certain federal or state regulatory obligations applicable to money services businesses, money transmitters, and businesses engaged in digital asset activity in a timely manner. The Authorized Participant may also instead decide to terminate its role as Authorized Participant of the Trust, or the Sponsor may decide to terminate the Trust. Termination by the Authorized Participant may decrease the liquidity of the Shares, which may adversely affect the value of the Shares, and any termination of the Trust in response to the changed regulatory circumstances may be at a time that is disadvantageous to the Shareholders.

Tax Risk

The ongoing activities of the Trust may generate tax liabilities for Shareholders.

As described below under “United States Federal Income Tax Consequences—Taxation of U.S. Shareholders,” it is expected that each Shareholder will include in the computation of their taxable income their proportionate share of the taxable income and expenses of the Trust and amounts realized in connection with the use of bitcoin or the sale of bitcoin to pay Trust expenses or facilitate redemption transactions. The Trust does not anticipate making distributions to Shareholders, so any tax liability that a Shareholder incurs as a result of holding Shares will need to be satisfied from some other source of funds. Sales of bitcoin to fund cash redemptions are expected to result in gains or losses, with such gains or losses expected to be treated as incurred by the Shareholder that is being redeemed. These gains or losses generally would equal the difference between the amount realized from the sale of the bitcoin and the Shareholder’s tax basis for the portion of the Shareholder’s pro rata share of the bitcoin held in the Trust that is sold to fund the redemption, as determined in the manner described above. A redemption of some or all of a Shareholder’s Shares in exchange for the cash received from such sale is not expected to be treated as a separate taxable event for the Shareholder. Shareholders receiving a redemption in kind will not generally be taxed on the distribution in kind. If a Shareholders sells Shares in order to raise funds to satisfy such a tax liability, the sale itself may generate additional taxable gain or loss.

The tax treatment of bitcoin and transactions involving bitcoin for United States federal income tax purposes may change.

Under current IRS guidance, bitcoin is treated as property, not as currency, for U.S. federal income tax purposes and transactions involving payment in bitcoin in return for goods and services are treated as barter exchanges. Such exchanges result in capital gain or loss measured by the difference between the price at which bitcoin is exchanged and the taxpayer’s basis in the bitcoin. However, because bitcoin is a new technological innovation, because IRS guidance has taken the form of administrative pronouncements that may be modified without prior notice and comment, and because there is as yet little case law on the subject, the U.S. federal income tax treatment of an investment in bitcoin or in transactions relating to investments in bitcoin may change from that described in this Annual Report, possibly with retroactive effect. Any such change in the U.S. federal income tax treatment of bitcoin may have a negative effect on prices of bitcoin and may adversely affect the value of the Shares. In this regard, the IRS has indicated that it has made it a priority to issue additional guidance related to the taxation of virtual currency transactions, such as transactions involving bitcoin. While it has started to issue such additional guidance, whether any future guidance will adversely affect the U.S. federal income tax treatment of an investment in bitcoin or in transactions relating to investments in bitcoin is unknown. Moreover, future developments that may arise with respect to digital currencies may increase the uncertainty with respect to the treatment of digital currencies for U.S. federal income tax purposes.

The tax treatment of bitcoin and transactions involving bitcoin for state and local tax purposes is not settled.

Because bitcoin is a new technological innovation, the tax treatment of bitcoin for state and local tax purposes, including without limitation state and local income and sales and use taxes, is not settled. It is uncertain what guidance, if any, on the treatment of bitcoin for state and local tax purposes may be issued in the future. A state or local government authority’s treatment of bitcoin may have negative consequences, including the imposition of a greater tax burden on investors in bitcoin or the imposition of a greater cost on the acquisition and disposition of bitcoin generally. Any such treatment may have a negative effect on prices of bitcoin and may adversely affect the value of the Shares.

A hard “fork” of the Bitcoin Blockchain could result in Shareholders incurring a tax liability.

Except for cash temporarily held to pay Trust expenses, facilitate redemption transactions, or received in creation transactions, the Trust will only invest in bitcoin. The Trust has no obligation to claim a digital asset created by a fork of the Bitcoin network. The Sponsor will cause the Trust to irrevocably abandon any digital asset resulting from a fork in the Bitcoin network (other than what the Sponsor determines to be bitcoin). If the Trust were to change this policy, the Trust would need to seek and obtain certain regulatory approvals, including an amendment to the Trust’s registration statement and approval of an application by the Exchange to amend its listing rules. Under current IRS guidance, a hard fork resulting in the receipt of new units of cryptocurrency is a taxable event giving rise to ordinary income equal to the value of the new cryptocurrency. The Trust Agreement requires that if, despite abandoning such digital asset, the Trust receives or claims a forked asset, the Sponsor will cause the forked asset to be sold and have the proceeds distributed to the Shareholders. Such a sale will give rise to gain or loss, for U.S. federal income tax purposes, if the amount realized on the sale differs from the value of the new forked or air dropped asset at the time it was received by the Trust. A hard fork may therefore give rise to additional tax liabilities for Shareholders.

The intended tax treatment of the Trust will limit the flexibility of the Trust’s investment decisions.

The Trust is intended to be a grantor trust for Federal income tax purposes. A grantor trust is not permitted to change the investment of the Shareholders to take advantage of market fluctuations. Thus, the Sponsor may allow the Trust to hold when an actively managed fund would sell. The Sponsor may distribute proceeds when an actively managed fund would reinvest the proceeds. In addition, a fund treated as a grantor trust may not participate in trading or lending activity without raising a risk of change in status. This means that the returns of the Trust may be less than a successfully actively managed fund.

Other Risks

The Exchange on which the Shares are listed may halt trading in the Trust’s Shares, which would adversely impact a Shareholder’s ability to sell Shares.

The Trust’s Shares are listed for trading on the Exchange under the market symbol “FBTC.” Trading in Shares may be halted due to market conditions or, in light of the Exchange rules and procedures, for reasons that, in the view of the Exchange, make trading in Shares inadvisable. In addition, trading is subject to trading halts or pauses caused by extraordinary market volatility pursuant to “circuit breaker” rules and/or “limit up/limit down” rules that require trading to be halted or paused for a specified period based on a specified market decline. Additionally, there can be no assurance that the requirements necessary to maintain the listing of the Trust’s Shares will continue to be met or will remain unchanged.

The liquidity of the Shares may also be affected by the withdrawal from participation of Authorized Participants, which could adversely affect the market price of the Shares.

In the event that one or more Authorized Participants or market makers that have substantial interests in the Trust’s Shares withdraw or “step away” from participation in the purchase (creation) or sale (redemption) of the Trust’s Shares, the liquidity of the Shares will likely decrease, which could adversely affect the market price of the Shares and result in Shareholders incurring a loss on their investment.

The market infrastructure of the bitcoin spot market could result in the absence of active Authorized Participants able to support the trading activity of the Trust.

Bitcoin is extremely volatile, and concerns exist about the stability, reliability and robustness of many spot markets where bitcoin trade. In a highly volatile market, or if one or more spot markets supporting the bitcoin market faces an issue, it could be extremely challenging for any Authorized Participants to provide continuous liquidity in the Shares. There can be no guarantee that the Sponsor will be able to find an Authorized Participant to actively and continuously support the Trust.

Shareholders that are not Authorized Participants may only purchase or sell their Shares in secondary trading markets, and the conditions associated with trading in secondary markets may adversely affect Shareholders’ investment in the Shares.

Only Authorized Participants may create or redeem Baskets. All other Shareholders that desire to purchase or sell Shares must do so through the Exchange or in other markets, if any, in which the Shares may be traded. Shares may trade at a premium or discount to the NAV per Share.

The Sponsor relies heavily on key personnel.

The Sponsor relies heavily on key personnel to manage its activities. These key personnel intend to allocate their time managing the Trust in a manner that they deem appropriate. If such key personnel were to leave or be unable to carry out their present responsibilities, it may have an adverse effect on the management of the Sponsor.

Shareholders have no right or power to take part in the management of the Trust. Accordingly, no investor should purchase Shares unless such investor is willing to entrust all aspects of the management of the Trust to the Trustee and the Sponsor.

Additionally, there can be no assurance that all of the personnel who provide services to the Trust will continue to be associated with the Trust for any length of time. The loss of the services of one or more such individuals could have an adverse impact on the Trust’s ability to realize its investment objective.

The Trust is new, and if it is not profitable, the Trust may terminate and liquidate at a time that is disadvantageous to Shareholders.

The Trust is new. If the Trust does not attract sufficient assets to remain open, or if the trust experiences excessive withdrawals, then the Trust could be terminated and liquidated at the direction of the Sponsor (or required to do so because it is delisted by the Exchange). Termination and liquidation of the Trust could occur at a time that is disadvantageous to Shareholders. When the Trust’s assets are sold as part of the Trust’s liquidation, the resulting proceeds distributed to Shareholders may be less than those that may be realized in a sale outside of a liquidation context.

Shareholders do not have the rights enjoyed by investors in certain other vehicles and may be adversely affected by a lack of statutory rights and by limited voting and distribution rights.

The Shares have limited voting and distribution rights. For example, Shareholders do not have the right to elect directors, the Trust may enact splits or reverse splits without Shareholder approval, and the Trust is not required to pay regular distributions, although the Trust may pay distributions at the discretion of the Sponsor.

Shareholders may be adversely affected by creation or redemption orders that are subject to postponement, suspension or rejection under certain circumstances.

The Trust may, in its discretion, suspend the right of creation or redemption or may postpone the redemption or purchase settlement date, for (1) any period during which an emergency exists as a result of which the fulfillment of a purchase order or the redemption distribution is not reasonably practicable, or (2) such other period as the Sponsor determines to be necessary for the protection of the Shareholders of the Trust. When determining whether such an emergency exists, the Sponsor may consider, among other things, the overall impact such emergency has had on price, volume, volatility and liquidity in bitcoin markets; the Sponsor’s view on the how long such emergency will persist; and the Sponsor’s view on whether such emergency is likely to ease or worsen. An emergency could include, but is not limited to, situations where the Trust is unable to transact in bitcoin or where the Trust is unable to value its bitcoin holdings, such as a circumstance where a digital asset trading platform experiences technical failure, power outage, network error or other circumstance resulting in a market-wide halt to trading, or the Trust is unable to access the bitcoin in the Trust’s bitcoin custody account at the Custodian due to technical or operating issues at the Trust or the Custodian. Such disruptions may have an effect on overall bitcoin liquidity or cause price spreads of bitcoin to widen, which may have a detrimental effect on the value of the Shares.

In addition, the Trust may reject a redemption order if the order is not in proper form as described in the Authorized Participant Agreement or if the fulfillment of the order might be unlawful. Any such postponement, suspension or rejection could adversely affect a redeeming Authorized Participant. Suspension of creation privileges may adversely impact how the Shares are traded and arbitraged on the secondary market, which could cause them to trade at levels materially different (premiums and discounts) from the fair value of their underlying holdings.

Furthermore, in connection with an In-Kind Creation Order (as defined below), if an Authorized Participant Designee fails to deliver bitcoin in accordance with the Trust’s creation and redemption procedures as described herein and in the relevant Authorized Participant Agreement, the Sponsor may convert such In-Kind Creation Order to a Cash Creation Order. In such an event, an Authorized Participant will be solely responsible for delivering the Basket Cash Amount to the Trust.

Shareholders may be adversely affected by an overstatement or understatement of the NAV calculation of the Trust due to the valuation methodology employed on the date of the NAV calculation.

If the Index is not available or the Sponsor determines, in its sole discretion, that the Index should not be used, the Trust’s bitcoin investments may be valued using techniques other than reliance on the price established by the Index. The value established by using the Index may be different from what would be produced through the use of another methodology. Bitcoin valued using techniques other than those employed by the Index, including bitcoin investments that are “fair valued,” may differ from the value established by the Index.

The Trust Agreement includes provisions that limit Shareholders’ voting rights and restrict Shareholders’ right to bring a derivative action.

Under the Trust Agreement, Shareholders generally have no voting rights and the Trust will not have regular Shareholder meetings. Shareholders take no part in the management or control of the Trust. Accordingly, Shareholders do not have the right to authorize actions, appoint service providers or take other actions as may be taken by shareholders of other trusts or companies where shares carry such rights. The Sponsor may take actions in the operation of the Trust that may be adverse to the interests of Shareholders and may adversely affect the value of the Shares.

Moreover, pursuant to the terms of the Trust Agreement, Shareholders’ statutory right under Delaware law to bring a derivative action (i.e., to initiate a lawsuit in the name of the Trust in order to assert a claim belonging to the Trust against a fiduciary of the Trust or against a third-party when the Trust’s management has refused to do so) is restricted. Under Delaware law, a shareholder may bring a derivative action if the shareholder is a shareholder at the time the action is brought and either (i) was a shareholder at the time of the transaction at issue or (ii) acquired the status of shareholder by operation of law or the Trust’s governing instrument from a person who was a shareholder at the time of the transaction at issue. Additionally, Section 3816(e) of the Delaware Statutory Trust Act specifically provides that a “beneficial owner’s right to bring a derivative action may be subject to such additional standards and restrictions, if any, as are set forth in the governing instrument of the statutory trust, including, without limitation, the requirement that beneficial owners owning a specified beneficial interest in the statutory trust join in the bringing of the derivative action.” In addition to the requirements of applicable law and in accordance with Section 3816(e), the Trust Agreement provides that no Shareholder will have the right, power or authority to bring or maintain a derivative action, suit or other proceeding on behalf of the Trust unless two or more Shareholders who (i) are not “Affiliates” (as defined in the Trust Agreement) of one another and (ii) collectively hold at least 10.0% of the outstanding Shares join in the bringing or maintaining of such action, suit or other proceeding. This provision applies to any derivative actions brought in the name of the Trust other than claims under the federal securities laws and the rules and regulations thereunder.

Due to this additional requirement, a Shareholder attempting to bring or maintain a derivative action in the name of the Trust will be required to locate other Shareholders with which it is not affiliated and that have sufficient Shares to meet the 10.0% threshold based on the number of Shares outstanding on the date the claim is brought and thereafter throughout the duration of the action, suit or proceeding. This may be difficult and may result in increased costs to a Shareholder attempting to seek redress in the name of the Trust in court. Moreover, if Shareholders bringing a derivative action, suit or proceeding pursuant to this provision of the Trust Agreement do not hold 10.0% of the outstanding Shares on the date such an action, suit or proceeding is brought, or such Shareholders are unable to maintain Share ownership meeting the 10.0% threshold throughout the duration of the action, suit or proceeding, such Shareholders’ derivative action may be subject to dismissal. As a result, the Trust Agreement limits the likelihood that a Shareholder will be able to successfully assert a derivative action in the name of the Trust, even if such Shareholder believes that he or she has a valid derivative action, suit or other proceeding to bring on behalf of the Trust.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Overview

The Sponsor, Fidelity Management & Research LLC, and their respective affiliates operating as a business organization (collectively, “Fidelity”) and its Enterprise Cybersecurity organization, on behalf of the Trust, have established a risk management program which includes processes to identify, assess, and manage cybersecurity risks, including material risks from cybersecurity threats, and to put in place appropriate controls to mitigate these risks and reduce the potential impact to the Trust and its Shareholders. The Trust does not have any employees and relies upon Fidelity and its Enterprise Cybersecurity organization for the Trust’s day-to-day operations and to establish strategies, policies, and standards for the security of, and operations in, cyberspace.

Management of cybersecurity risk is a key area of focus for the Enterprise Cybersecurity organization, as threat actors continue to target Fidelity with sophisticated, ever-evolving attacks. Enterprise Cybersecurity’s mission is to protect Fidelity and its customers from these attacks and other cyber incidents through risk optimization, policies, controls, technical capabilities, and employee training and awareness on risks, policies and standards. As Enterprise Cybersecurity implements measures to address cyber risk, it also continuously reviews its resources to better enhance security of systems, networks, data, and other technology.

The potential impact of risks from cybersecurity threats on the Trust are assessed on an ongoing basis. These risks are regularly evaluated to determine if they could materially affect the Trust’s business strategy, operational results, and financial condition. During the reporting period, Fidelity did not identify any material risks from cybersecurity threats that have materially affected or are reasonability likely to materially affect the Trust, including its day-to-day operations, financial condition, or business strategies.

While Fidelity will continue to enhance its approach to address cybersecurity risk, it is possible that it will not be successful in preventing or mitigating a future cybersecurity incident that could have a material impact on Fidelity or the Trust’s operations, financial condition, and business strategies.

Third Party Risk and Engagement

The Trust depends on and engages various third parties, including suppliers, vendors, and service providers, to operate its business. Third party incidents, such as supply chain attacks, ransomware operations, or insider misconduct, could result in a material impact to the Trust through the compromise of sensitive information or system failures. To address these risks, Fidelity has a vendor oversight program which includes periodic reviews of the cyber controls of third-party service providers, with the frequency of such reviews generally based on the nature of the Trust’s information processed by the vendor and the vendor’s criticality to business operations.

Independent Assessment of Controls

On behalf of the Trust, Fidelity engages third-party consultants to assess, identify, and/or manage material risks from cybersecurity threats. For example, Fidelity engages third-party consultants to perform audits of its cybersecurity measures and risk management processes, including those applicable to Trust. Fidelity has also hired qualified independent assessors to review applicable security controls in accordance with the American Institute of Certified Public Accountants’ System and Organization Controls assurance programs. Additionally, Fidelity utilizes third-party consultants with specific areas of cybersecurity expertise to review and report on various aspects of its cybersecurity program, including those applicable to the Trust. The results of these consulting engagements are shared with the Sponsor as part of periodic reporting.

Monitoring Emerging Threats

Threat actors’ utilization of emerging and new technologies such as Artificial Intelligence to enhance cyber-attacks is an ongoing risk. Fidelity’s Cyberthreat Intelligence (CTI) unit within Enterprise Cybersecurity is designed to alert stakeholders, control owners, and decision-makers of emerging cyber threats to Fidelity infrastructure, vendors, and clients. CTI operates via a follow-the-sun approach, monitoring criminal, nation-state, hacktivist, and insider groups and their use of these technologies to carry out attacks.

CTI utilizes information gathered from public and private sources, including industry groups such as the U.S. Cybersecurity and Infrastructure Security Agency and the Financial Services Information Sharing and Analysis Center. The organization analyzes such information and incorporates threat actors’ tactics, techniques, and procedures into the program’s security monitoring and detection tools and processes.

Organization and Management

Fidelity Enterprise Cybersecurity is comprised of several product areas that are designed to defend against attack, damage, and unauthorized action to information, data, and systems. Among these functions are:

Detect and Respond, which is responsible for delivering global cybersecurity operations, intelligence, and analytics to ensure data confidentiality, integrity, and availability for Fidelity and its customers. This product area utilizes the latest tools and technology to monitor Fidelity’s environment for signs of suspicious activity, as well as proactively detect and hunt for the latest cyber threats. Key functions include the Security Operations Center, Threat Intelligence, Insider Threat, and Endpoint Security.

The Information Security Office, which is a team that assists with the migration and implementation of Enterprise Cybersecurity policy into each of the firm’s business units. Each Fidelity business unit has a dedicated Information Security Office team that partners with the business on cyber client engagement, security advisory, risk reduction, regulatory compliance, and education and awareness.

Application and Infrastructure Security, which is responsible for identifying, assessing, and mitigating risks posed by software vulnerabilities, malware, and configuration exposures in Fidelity’s applications and technology infrastructure. This product area focuses on critical functions such as vulnerability scanning, penetration testing, and vendor application remediation, enabling Fidelity to address risks from vulnerabilities before they are exploited.

Enterprise Cybersecurity also employs several teams that work together and are responsible for enabling Fidelity with a persistent readiness posture through comprehensive cyber risk management from risk identification through remediation. These teams include Cyber Risk, Cyber Controls & Policy, and Cyber Regulatory & Audit. Together, these teams provide a foundation and framework for the Enterprise Cybersecurity organization to align with industry standards, meet regulatory expectations, and adjust to changing risks.

Governance and Oversight

The Sponsor, in conjunction with Fidelity’s Enterprise Cybersecurity organization, provides strategic oversight regarding cybersecurity risks and threats to the Trust. The Sponsor’s Compliance and Risk Management Committee (“CRMC”), comprised of various officers of the Sponsor and the broader Fidelity organization, receives and reviews periodic reports from senior executives in Fidelity’s Enterprise Cybersecurity Organization, including Fidelity’s Chief Information Security Officer (“CISO”) and members of the CISO’s staff. These reports contain information about risks from cybersecurity threats, including results of independent reviews of the cybersecurity program, summaries of recent threat intelligence assessments, progress on key initiatives and strategies, and updates on recent regulatory activities, including new regulations and examinations.

The CRMC is responsible for assessing and managing material risks from cybersecurity threats. In connection with the Trust's reliance on Fidelity and its Enterprise Cybersecurity organization, the CRMC relies on the cybersecurity expertise of Fidelity’s CISO and members of the CISO’s staff to assist in assessing and managing the Trust's material risks from cybersecurity threats. Fidelity’s CISO has over thirty years of experience as a technology and information risk management leader, holding global senior management roles with large, diversified financial services companies. He has served as Fidelity’s CISO since May 2024. He reports to Fidelity’s Head of Technology and Global Services.

The Sponsor is informed about cybersecurity incidents, including material cybersecurity incidents, impacting the Trust. The Sponsor monitors the prevention, detection, mitigation, and remediation of such incidents, including through the receipt of notifications from service providers and reliance on communications with risk management, legal, cybersecurity, information technology, and/or compliance personnel of Fidelity. In conjunction with Fidelity’s Enterprise Cybersecurity organization, the Sponsor, on behalf of the Trust, also participates in regular testing of applicable incident response processes to ensure appropriate escalation, mitigation, communication, and reporting processes are in place.

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

As of February 20, 2026, there was one DTC participating shareholder of record of the Trust. Because most of the Trust’s Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

The Trust made no distributions to Shareholders during the year ended December 31, 2025. The Trust has no obligation to make periodic distributions to Shareholders.

b)
Not applicable.
c)
The Trust does not purchase Shares directly from its shareholders. The following table summarizes the redemptions by Authorized Participants during the three months ended December 31, 2025:

Title of Securities Registered*	Date	Total Number of Shares Redeemed	Average Price Per Share
Fidelity® Wise Origin® Bitcoin Fund
Shares
	10/01/2025 to 10/31/2025	6,200,000	$96.04
	11/01/2025 to 11/30/2025	13,650,000	$84.87
	12/01/2025 to 12/31/2025	11,225,000	$76.41

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

The Administrator calculates the Trust’s NAV once each Exchange trading day. The Trust’s NAV for a normal trading day is released after 4:00 p.m. Eastern time (“EST”). Trading during the core trading session on the Exchange typically closes at 4:00 p.m. EST. However, the Trust’s NAVs are not officially struck until after 4:00 p.m. EST. The pause after 4:00 p.m. EST provides an opportunity for the Sponsor to algorithmically detect, flag, investigate, and correct unusual pricing should it occur. The Sponsor has established a Valuation and Liquidity Committee to carry out the day-to-day fair valuation responsibilities and has adopted policies and procedures to govern the fair valuation process and the activities of the Valuation and Liquidity Committee. If the Valuation and Liquidity Committee determines in good faith that the Index does not reflect an accurate bitcoin price, then the Valuation and Liquidity Committee instructs the Administrator to employ an alternative method to determine the fair value of the Trust’s assets. In determining an alternative fair value method, the Valuation and Liquidity Committee generally considers such criteria as observable market-based inputs, including market quotations and last sale information from third-party pricing services and/or trading platforms on which bitcoin are traded. The Valuation and Liquidity Committee’s selection of third-party pricing services used considers the qualifications, experience, and history of the pricing services and whether their valuation methodologies and procedures are reasonably designed to produce prices that reflect fair value under the prevailing market conditions.

In addition, in order to provide updated information relating to the Trust for use by Shareholders and market professionals, a third-party financial data provider calculates and disseminates throughout the core trading session on each trading day an updated intraday indicative value (“IIV”). The IIV is calculated based on the Trust’s bitcoin holdings and any other assets expected to comprise that day’s Trust’s NAV calculation. The third-party financial data provider uses the Blockstream Crypto Data Feed Streaming Level 1 as the pricing source for the spot bitcoin. The Blockstream Crypto Data Feed Streaming Level 1 calculates an average of current bitcoin price levels of the bitcoin trading platforms that are available on its feed. The bitcoin trading platforms included in the Blockstream Crypto Data Feed Streaming Level 1 include Bitfinex, Bitstamp, and Gemini. The Trust provides an IIV per Share updated every 15 seconds, as calculated by the Exchange or a third-party financial data provider during the Exchange’s regular trading hours of 9:30 a.m. to 4:00 p.m. EST (“Regular Trading Hours”). The IIV disseminated during Regular Trading Hours should not be viewed as an actual real-time update of the Trust’s NAV, which will be calculated only once at the end of each trading day as described herein.

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

The Year Ended December 31, 2025

The Trust’s net assets decreased from $18.8 billion as of December 31, 2024 to $17.6 billion as of December 31, 2025. The change in the Trust’s net assets resulted from a decrease in the price of bitcoin, which fell 6.32% from $93,365.36 as of December 31, 2024 to $87,463.03 as of December 31, 2025, partially offset by an increase in outstanding Shares, which rose from 230,678,476 as of December 31, 2024, to 231,403,476 as of December 31, 2025. The increase in outstanding Shares was primarily as a result of 118,200,000 Shares (4,728 Baskets), being issued exceeding 117,475,000 Shares (4,699 Baskets) being redeemed during the year ended December 31, 2025.

The NAV per Share decreased 6.56% from $81.56 as of December 31, 2024 to $76.21 as of December 31, 2025.The Trust’s NAV per Share decreased 6.97% from $81.80 as of December 31, 2024, to $76.10 as of December 31, 2025.

The Trust’s NAV per Share of $109.58 at October 6, 2025, was the highest during the year, compared with a low of $66.97 at April 8, 2025.

During the year ended December 31, 2025, the quantity of bitcoin owned by the Trust and held by the bitcoin custodian increased from 201,556 as of December 31, 2024 to 201,684 as of December 31, 2025. The increase in quantity resulted from purchases or acquisitions of bitcoin, partially offset by bitcoin transferred to pay the Sponsor Fee and sold or distributed for the redemptions of Shares.

The net decrease in net assets resulting from operations for the year ended December 31, 2025, was $1.6 billion, driven primarily by a net change in unrealized depreciation on investment in bitcoin of $1.1 billion and a net realized loss of $442.2 million from the sale of the investment in bitcoin for the redemption of Shares.

The Year Ended December 31, 2024

The Trust’s net assets increased from $40 as of December 31, 2023 to $18.8 billion as of December 31, 2024. The change in the Trust’s net assets resulted from an increase in outstanding Shares, which rose from 1 as of December 31, 2023 to 230,678,476 as of December 31, 2024. This was as a result of 293,728,476 Shares (11,671 Baskets), including 500,000 Shares to FMR Capital, Inc. and 1,453,476 Shares to Wise Origin Bitcoin Index Fund I, L.P as part of transactions exempt from registration under Section 4(a)(2) of the 1933 Act, being issued and 63,050,001 Shares (2,522 Baskets) being redeemed during the period January 11, 2024 (commencement of operations) through December 31, 2024 and an increase in the price of bitcoin, which rose 103.16% from $45,956.16 as of January 11, 2024 (commencement of operations) to $93,365.36 as of December 31, 2024.

The NAV per Share increased 103.90% from $40.00 as of December 31, 2023 to $81.56 as of December 31, 2024. The Trust’s NAV per Share increased 104.50% from $40.00 as of December 31, 2023, to $81.80 as of December 31, 2024.

The Trust’s NAV per Share of $93.22 at December 17, 2024, was the highest during the period, compared with a low of $34.28 at January 23, 2024.

During the period ended December 31, 2024, the quantity of bitcoin owned by the Trust and held by the bitcoin custodian increased from 0 as of December 31, 2023 to 201,556 as of December 31, 2024. The increase in quantity resulted from using net cash proceeds received from the increase in capital transactions to purchase bitcoin.

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

Selected Operating Data

December 31, 2025
Price of bitcoin on principal market (1)	$87,463.03
Index price (2)	$87,326.76

December 31, 2025
NAV per Share (3)	$76.21
Adjustment to NAV per Share	$(0.11)
Trust’s NAV per Share (4)	$76.10

(1)
The Trust performed an assessment of the principal market at 11:59:59 p.m., EST, on December 31, 2025.
(2)
Index Price as represented by the Index as of 4:00 p.m., EST, on the last business day of the period. The bitcoin spot markets included in the Index as of the last business day of the period were Bitstamp, Coinbase, Crypto.com, Gemini, Kraken, and LMAX Digital.
(3)
The NAV per Share was calculated using the fair value of bitcoin based on the principal market price at 11:59:59 p.m., EST, on December 31, 2025.
(4)
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

December 31, 2024
Price of bitcoin on principal market (1)	$93,365.36
Index price (2)	$93,642.66

December 31, 2024
NAV per Share (3)	$81.56
Adjustment to NAV per Share	$0.24
Trust’s NAV per Share (4)	$81.80
(1)
The Trust performed an assessment of the principal market at 11:59:59 p.m., EST, on December 31, 2024.
(2)
Index Price as represented by the Index as of 4:00 p.m., EST, on the last business day of the period. The bitcoin spot markets included in the Index as of the last business day of the period were Bitstamp, Coinbase, Gemini, itBit, Kraken, and LMAX Digital.
(3)
The NAV per Share was calculated using the fair value of bitcoin based on the principal market price at 11:59:59 p.m., EST, on December 31, 2024.
(4)
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

As of 4:00 p.m., EST, on the last business day of the year ended December 31, 2025, the Trust’s total value of bitcoin based on the Index Price (non-GAAP methodology) was $17,612,442,661, a difference of $27,483,529 to the GAAP value, which was $17,639,926,190, and the total market value of the Trust’s bitcoin based on the price of a bitcoin at 4:00 p.m., EST, in the principal market (non-GAAP methodology) was $17,656,256,573, a difference of $16,330,383 to the GAAP value, which was $17,639,926,190.

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

The following chart illustrates the movement in the Index Price, the principal market price, and the Trust’s NAV per Share during the year ended December 31, 2025.

Movement in Index Price, Principal Market Price, and Trust's NAV per Share
30%
20%
10%
0%
-10%
-20%
-30%
January 2025
February 2025
March 2025
April 2025
May 2025
June 2025
July 2025
August 2025
September 2025
October 2025
November 2025
December 2025
Index Price
Price of bitcoin on principal market
Trust's NAV per Share

During the year ended December 31, 2025, the Index Price has ranged from $76,713.07 on April 8, 2025, to $125,685.00 on October 6, 2025. The Sponsor has not observed a material difference between the Index Price and average prices from the constituent bitcoin spot markets individually or as a group.

During the year ended December 31, 2025, the 11:59:59 p.m. EST market price of bitcoin, as reported on the Trust’s principal market, has ranged from $75,009.00 on April 8, 2025, to $124,415.08 on October 6, 2025.

Shares trade in the secondary market on the Exchange. Shares may trade in the secondary market at prices that are lower or higher relative to the Trust’s NAV per Share. The amount of the discount or premium in the trading price relative to the Trust’s NAV per Share may be influenced by various factors, including the number of Shareholders who seek to purchase or sell Shares in the secondary market and the liquidity of bitcoin. The following chart sets out the historical closing prices for the Shares as reported by the Exchange and the Trust’s NAV per Share during the year ended December 31, 2025.

Trust's NAV per Share vs. Market Price per Share
$120
$110
$100
$90
$80
$70
$60
January 2025
February 2025
March 2025
April 2025
May 2025
June 2025
July 2025
August 2025
September 2025
October 2025
November 2025
December 2025
Trust's NAV
Market Price per Share

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Trust is passively managed. The Trust does not utilize leverage, long-term debt, derivatives or any similar arrangements in seeking to meet its investment objectives or pay its expenses. The Trust does not engage in transactions in foreign currencies which could expose the Trust to foreign currency related market risk. The NAV of the Trust will change as fluctuations occur in the market price of the Trust’s bitcoin holdings. The price of bitcoin is volatile, and market movements of bitcoin are difficult to predict. For details of Trust's NAV changes as a result of fluctuations in the market price of the Trust’s bitcoin holdings refer to "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Analysis of Price Movements".

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of Fidelity Wise Origin Bitcoin Fund

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of assets and liabilities, including the schedules of investment, of Fidelity Wise Origin Bitcoin Fund (the "Trust") as of December 31, 2025 and 2024, and the related statements of operations, of changes in net assets and of cash flows for the years then ended and for the period November 30, 2023 (seeding date) through December 31, 2023, including the related notes (collectively referred to as the "financial statements"). We also have audited the Trust’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2025 and 2024, and the results of its operations, the changes in its net assets and its cash flows for the years then ended and for the period November 30, 2023 (seeding date) through December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Trust’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Trust’s financial statements and on the Trust’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Existence of and Rights to the Investment in Bitcoin

As described in Note 2 to the financial statements, as of December 31, 2025, the fair value of the Trust’s investment in bitcoin was $17.6 billion, with a respective cost basis of $11.4 billion. Due to the Trust’s classification as an investment company, investments in bitcoin are recorded at their estimated fair value. As disclosed by management, digital assets, including bitcoin, are controllable only by the possessor of both the unique public key and private key or keys relating to the “digital wallet” in which the digital asset is held. To the extent a private key is lost, destroyed or otherwise compromised and no backup of the private key is accessible, the Trust will be unable to access, and will effectively lose, the bitcoin held in the related digital wallet.

The principal considerations for our determination that performing procedures relating to the existence of, and the Trust’s rights to, the investment in bitcoin is a critical audit matter are (i) a high degree of auditor effort in performing procedures and evaluating audit evidence related to the existence of, and the Trust’s rights to, the investment in bitcoin and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included the involvement of professionals with specialized skill and knowledge to assist in evaluating evidence of the effectiveness of the related-party custodian’s controls related to (i) reconciliation of the investment in bitcoin from the related-party custodian’s records to the public blockchain and (ii) safeguarding of the investment in bitcoin held by the related party custodian, including the generation of the private cryptographic keys and the storing of these keys. These procedures also included, among others (i) confirming the Trust’s investment in bitcoin with the related-party custodian as of December 31, 2025 and comparing the information in the confirmation response to the Trust’s records; (ii) testing purchases and sales executed by the Trust related to the investment in bitcoin for a sample of transactions by obtaining and inspecting source documents, such as related-party custodian statements, and bank statements, as well as whether the transactions were appropriately authorized by the Trust by obtaining and inspecting approval records; and (iii) the involvement of professionals with specialized skill and knowledge to assist in (a) comparing the investment in bitcoin from the related-party custodian’s confirmation response to the public blockchain and (b) evaluating whether the Trust had access to the private cryptographic keys held by the related-party custodian by tracing certain withdrawal transactions to the public blockchain.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 25, 2026

We have served as the Trust's auditor since 2023.

Fidelity Wise Origin Bitcoin Fund

Statements of Assets and Liabilities

(Amounts in 000’s of US$, except for share and per share data)	December 31, 2025	December 31, 2024
Assets
Investment in bitcoin, at fair value (cost $11,375,981 and $11,468,257 as of December 31, 2025 and December 31, 2024, respectively)	$17,639,927	$18,818,357
Receivables from sales of bitcoin	66,584	—
Receivables from issuance of capital shares	—	36,834
Total Assets	$17,706,511	$18,855,191
Liabilities
Payable for purchases of bitcoin	—	36,834
Payable for capital shares redeemed	66,584	—
Sponsor fee payable	3,673	3,967
Total Liabilities	$70,257	$40,801
Commitments and Contingencies (Note 6)
Net Assets
Shares, no par value (unlimited shares authorized) 231,403,476 and 230,678,476 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	—	—
Paid-in-capital	12,279,178	11,871,463
Total distributable earnings (loss)	5,357,076	6,942,927
Total Net Assets	$17,636,254	$18,814,390
Net Asset Value per share (231,403,476 and 230,678,476 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively)	$76.21	$81.56

Values shown as $— in the Statements of Assets and Liabilities may reflect amounts less than $500.

The accompanying notes are an integral part of these financial statements

Fidelity Wise Origin Bitcoin Fund

Statements of Operations

(Amounts in 000’s of US$)	Year Ended December 31,
	2025	2024	2023 (1)
Investment Income:
Investment Income	$—	$—	$—
Expenses:
Sponsor fee	50,688	26,634	—
Total Expenses Before Waiver	50,688	26,634	—
Sponsor fee waived	—	(11,603)	—
Net Expenses	50,688	15,031	—
Net Investment Income (Loss)	$(50,688)	$(15,031)	$—
Net Realized and Change in Unrealized Gain (Loss) from:
Net realized gain (loss) on investment in bitcoin sold for redemptions	(442,167)	(390,630)	—
Net realized gain (loss) on investment in bitcoin distributed for redemptions	(5,646)	—	—
Net realized gain (loss) on investment in bitcoin transferred to pay the Sponsor fee	(1,196)	(1,512)	—
Net change in unrealized appreciation (depreciation) on investment in bitcoin	(1,086,154)	7,350,100	—
Net Realized and Change in Unrealized Gain (Loss) on Investment in Bitcoin	$(1,535,163)	$6,957,958	$—
Net Increase (Decrease) in Net Assets Resulting from Operations	$(1,585,851)	$6,942,927	$—

(1) The period presented is from November 30, 2023 (seeding date) through December 31, 2023.

Values shown as $— in the Statements of Operations may reflect amounts less than $500.

The accompanying notes are an integral part of these financial statements

Fidelity Wise Origin Bitcoin Fund

Statements of Changes in Net Assets

(Amounts in 000’s of US$, except for shares)	Year Ended December 31,
	2025	2024	2023 (1)
Net Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$(50,688)	$(15,031)	$—
Net realized gain (loss) on investment in bitcoin sold for redemptions	(442,167)	(390,630)	—
Net realized gain (loss) on investment in bitcoin distributed for redemptions	(5,646)	—	—
Net realized gain (loss) on investment in bitcoin transferred to pay the Sponsor fee	(1,196)	(1,512)	—
Net change in unrealized appreciation (depreciation) on investment in bitcoin	(1,086,154)	7,350,100	—
Net Increase (Decrease) in Net Assets Resulting from Operations	$(1,585,851)	$6,942,927	$—
Capital Share Transactions:
Shares issued	10,575,495	15,837,821	—
Shares redeemed	(10,167,780)	(3,966,358)	—
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	$407,715	$11,871,463	$—
Total Increase (Decrease) in Net Assets	$(1,178,136)	$18,814,390	$—
Net Assets, beginning of period	18,814,390	—	—
Net Assets, End of Period	$17,636,254	$18,814,390	$—
Changes in Shares Outstanding:
Shares outstanding, beginning of period	230,678,476	1	—
Shares issued	118,200,000	293,728,476	1
Shares redeemed	(117,475,000)	(63,050,001)	—
Net Increase (Decrease) in Shares	725,000	230,678,475	1
Shares Outstanding, End of Period	231,403,476	230,678,476	1

(1) The period presented is from November 30, 2023 (seeding date) through December 31, 2023.

Values shown as $— in the Statements of Changes in Net Assets may reflect amounts less than $500.

The accompanying notes are an integral part of these financial statements

Fidelity Wise Origin Bitcoin Fund

Statements of Cash Flows

(Amounts in 000’s of US$)	Year Ended December 31,
	2025	2024	2023 (1)
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(1,585,851)	$6,942,927	$—
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Payments for purchases of bitcoin	(9,921,938)	(15,538,419)	—
Proceeds from bitcoin sold	9,794,183	3,833,168	—
Net realized (gain) loss on investment in bitcoin sold for redemptions	442,167	390,630	—
Net realized (gain) loss on investment in bitcoin distributed for redemptions	5,646	—	—
Net realized (gain) loss on investment in bitcoin transferred to pay the Sponsor fee	1,196	1,512	—
Net change in unrealized (appreciation) depreciation on investment in bitcoin	1,086,154	(7,350,100)	—
Transfer of bitcoin to pay the Sponsor fee	50,982	11,064	—
Increase (decrease) in Sponsor fee payable	(294)	3,967	—
Net Cash Provided by (Used in) Operating Activities	$(127,755)	$(11,705,251)	$—
Cash Flows from Financing Activities:
Proceeds from issuance of capital shares	9,921,938	15,538,419	—
Cash paid for redemption of capital shares	(9,794,183)	(3,833,168)	—
Net Cash Provided by (Used in) Financing Activities	$127,755	$11,705,251	$—
Cash
Net increase (decrease) in cash	$—	$—	$—
Cash, beginning of the period	$—	$—	$—
Cash, End of the Period	$—	$—	$—

Supplemental Information and Non-Cash Financing Activities
Bitcoin received for the issuance of capital shares	$451,811	$129,378	$—
Bitcoin distributed for the redemption of capital shares	$68,433	$—	$—

(1) The period presented is from November 30, 2023 (seeding date) through December 31, 2023.

Values shown as $— in the Statements of Cash Flows may reflect amounts less than $500.

The accompanying notes are an integral part of these financial statements

Fidelity Wise Origin Bitcoin Fund

Schedules of Investment

December 31, 2025

(Amounts in 000’s of US$, except for quantity of bitcoin and percentages)
Investments (a)	Quantity of Bitcoin	Cost	Fair Value	Percentage of Net Assets
Investment in bitcoin
Global
Bitcoin	201,684	$11,375,981	$17,639,927
Total Investment in bitcoin		$11,375,981	$17,639,927	100.02%
Other Assets Less Liabilities			$(3,673)	(0.02)%
Total Net Assets			$17,636,254	100.00%
(a)
Non-income producing investment

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

Basis of Presentation

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and are stated in US dollars. The Trust qualifies as an investment company for accounting purposes pursuant to the accounting and reporting guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”). The Trust uses fair value as its method of accounting for its investment in bitcoin in accordance with its classification as an investment company for accounting purposes. The Trust is not a registered investment company under the Investment Company Act of 1940. The Trust operates as a single operating segment. The Trust's profit or loss, assets, and performance are regularly monitored and assessed as a whole by the Sponsor of the Trust, using the information presented in the financial statements and financial highlights.

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

The availability of valuation techniques and observable inputs can vary across investments and is affected by various factors, including the nature of the investment, whether the investment is new or unestablished in the marketplace, market liquidity and other investment specific characteristics. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, determining fair value requires more judgment. Because of the uncertainty inherent in valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the investments existed. Therefore, the degree of judgment exercised by management in determining fair value is greatest for investments categorized in Level 3.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Investment Transactions and Related Investment Income

The Trust records investment transactions in bitcoin on a trade date basis. For financial reporting purposes, the Trust’s investment holdings and Paid-In-Capital include trades executed through the end of the last business day of the period. The Trust’s purchases are recorded at cost, including transaction fees, and are subsequently fair valued in accordance with the Trust’s fair valuation policy. Changes in fair value are reflected as the net change in unrealized appreciation (depreciation) on investment in bitcoin. Realized gains and losses from investment transactions are determined on the basis of identified cost and reflected as net realized gain (loss) on investment in bitcoin sold for redemptions, net realized gain (loss) on investment in bitcoin distributed for redemptions and net realized gain (loss) on investment in bitcoin transferred to pay the sponsor fee. The following tables summarize bitcoin activity:

(Amounts in 000’s, except for quantity)	Quantity	Fair Value
Balance as of December 31, 2024	201,556	$18,818,357
Bitcoin purchased	95,763	9,885,104
Bitcoin received for the issuance of capital shares	5,098	451,811
Bitcoin distributed for the redemption of capital shares	(784)	(68,433)
Bitcoin sold	(99,443)	(9,860,767)
Transfer of bitcoin to pay the Sponsor fee	(506)	(50,982)
Net realized gain (loss)		(449,009)
Net change in unrealized (appreciation) depreciation on investment in bitcoin		(1,086,154)
Balance as of December 31, 2025	201,684	$17,639,927

(Amounts in 000’s, except for quantity)	Quantity	Fair Value
Balance as of December 31, 2023	—	$—
Bitcoin purchased	253,758	15,575,253
Bitcoin received for the issuance of capital shares	1,270	129,378
Bitcoin sold	(53,320)	(3,833,168)
Transfer of bitcoin to pay the Sponsor fee	(152)	(11,064)
Net realized gain (loss)		(392,142)
Net change in unrealized (appreciation) depreciation on investment in bitcoin		7,350,100
Balance as of December 31, 2024	201,556	$18,818,357

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

The Sponsor evaluates tax positions taken or expected to be taken in the course of its tax treatment, and its tax reporting to its shareholders, of these positions to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of December 31, 2025, the 2024 and 2023 tax year remains open for examination. There were no examinations in progress at period end.

Expenses

Expenses are recorded as accrued. Expense estimates are accrued in the period to which they relate. Expenses included in the accompanying financial statements reflect the expenses of the Trust and do not include any expenses paid by the Sponsor or related entities outside of the Trust.

Recently Adopted Accounting Pronouncements

The Trust adopted FASB issued Accounting Standards Update (“ASU”) No. 2023-08, “Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets” (“ASU 2023-08”), effective for annual and interim reporting periods beginning after December 15, 2024. ASU 2023-08 requires entities to subsequently measure certain crypto assets at fair value, and changes in fair value must be recorded in net income in each reporting period. The Trust’s accounting and reporting under ASC 946 is materially consistent with these requirements. These financial statements include additional disclosures about the holdings of certain crypto assets required by ASU 2023-08 for annual reporting periods.

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

Custodian

Fidelity Digital Assets, N.A., an affiliate of the Sponsor, serves as the Trust’s bitcoin custodian (the “Custodian”). Under the Custodial Services Agreement, the Custodian is responsible for safekeeping all of the bitcoin owned by the Trust. The Custodian was selected by the Sponsor. The Sponsor is responsible for opening an account with the Custodian that holds the Trust’s bitcoin, as well as facilitating the transfer or sale of bitcoin required for the operation of the Trust. All fees and expenses incurred by the Trust related to services performed by the Custodian are borne by the Sponsor.

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

Sponsor Fee

On December 14, 2023, the Trust contractually agreed to pay the Sponsor a unified fee of 0.25% of the Trust’s Bitcoin Holdings (the “Sponsor Fee”), effective as of the date of the registration statement. The Trust’s “Bitcoin Holdings” is the quantity of the Trust’s bitcoin plus any cash or other assets held by the Trust represented in bitcoin as calculated using the Index price, less its liabilities (which include estimated accrued but unpaid fees and expenses) represented in bitcoin as calculated using the Index price. The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement. The Sponsor is obligated to assume and pay all fees and other expenses incurred by the Trust in the ordinary course of its affairs, excluding taxes, but including: (i) the fees of the Trust’s third-party service providers including, but not limited to, Distributor, the Administrator, any custodian, the Transfer Agent, the Index Provider and the Trustee, (ii) the fees and expenses related to the listing, quotation or trading of the Shares on the Exchange (including customary legal, marketing and audit fees and expenses), (iii) legal fees and expenses incurred in the ordinary course, (iv) audit fees, (v) regulatory fees, including, if applicable, any fees relating to the registration of the Trust and Shares, including any ongoing filings related to the offering of Shares, under the Securities Act of 1933 (the “1933 Act”) or the 1934 Act, (vi) printing and mailing costs, (vii) costs of maintaining the Trust’s website and (viii) applicable license fees (each, a “Sponsor-paid Expense” and collectively, the “Sponsor-paid Expenses”), provided that any expense that qualifies as an Extraordinary Expense will be deemed to be an Extraordinary Expense and not a Sponsor-paid Expense. There is no cap on the amount of Sponsor-paid Expenses. The Sponsor has also assumed all fees and expenses related to the organization and offering of the Trust and the Shares.

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

Note 4: Fair Value Measurement

The Trust’s assets recorded at fair value have been categorized based upon a fair value hierarchy as described in the Trust’s significant accounting policies in Note 2. The following table presents information about the Trust’s assets measured at fair value as of December 31, 2025 and 2024:

	December 31, 2025
(Amounts are in 000’s)	Level 1	Level 2	Level 3	Total
Investment in bitcoin	$17,639,927	$—	$—	$17,639,927
Total Investments	$17,639,927	$—	$—	$17,639,927

	December 31, 2024
(Amounts are in 000’s)	Level 1	Level 2	Level 3	Total
Investment in bitcoin	$18,818,357	$—	$—	$18,818,357
Total Investments	$18,818,357	$—	$—	$18,818,357

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

Note 8: Financial Highlights

The Trust is presenting the following financial highlights related to investment performance and operations of a Share outstanding for the year ended December 31, 2025 and for the period January 11, 2024 (commencement of operations) through December 31, 2024. The total return, at net asset value is based on the change in NAV of a Share during the period and the total return, at market value is based on the change in market value of a Share on the Exchange during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Year Ended December 31, 2025	For the Period January 11, 2024 (Commencement of Operations) Through December 31, 2024
Per Share Activity
Net Asset Value, beginning of period	$81.56	$40.00
Net investment income (loss) (1)	(0.22)	(0.08)
Net realized and change in unrealized gain (loss)	(5.13)	41.64
Net increase (decrease) in net assets resulting from operations	(5.35)	41.56
Net Asset Value, end of period	$76.21	$81.56
Market Value per Share, beginning of period	81.58	40.00
Market Value per Share, end of period	$76.23	$81.58
Total Return, at Net Asset Value (2)	(6.56)%	103.90%
Total Return, at Market Value (2)	(6.56)%	103.95%
Ratios to Average Net Assets
Net investment income (loss) (3)	(0.25)%	(0.14)%
Expenses, gross (3)	0.25%	0.25%
Expenses, net of waivers (3)	0.25%	0.14%
(1)
Based on average shares outstanding during the period.
(2)
Percentages are not annualized.
(3)
For the period January 11, 2024 (commencement of operations) through December 31, 2024, percentages are annualized.

Note 9: Subsequent Events

In preparation of the financial statements, management has evaluated the events and transactions subsequent to December 31, 2025, and determined that there are no subsequent events or transactions that would require adjustments to or disclosures in the Trust’s financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been disagreements between the Trust and its accountant on matters of accounting principles, practices, or financial statement disclosure.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, as amended, management of the Sponsor, under the supervision and with the participation of the Sponsor’s President (principal executive officer) and Treasurer (principal financial and accounting officer), carried out an evaluation of the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report and determined that the Trust’s disclosure controls and procedures are effective as of December 31, 2025, the end of the period covered by the Annual Report.

Management’s Annual Report on Internal Control Over Financial Reporting

The Sponsor’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

The Sponsor’s management, under the supervision and with the participation of the Sponsor's President (principal executive officer) and Treasurer (principal financial and accounting officer) assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2025. In making this assessment, the Sponsor's management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on this assessment, the Sponsor’s management concluded that the Trust's internal control over financial reporting was effective as of December 31, 2025.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Trust’s internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There have been no changes in the Trust’s internal control over financial reporting that occurred during its most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Craig Brown, 1977, serves as Treasurer of the Sponsor. Mr. Brown is a Vice President in Fidelity’s Asset Management Treasurer’s Office, where he is responsible for oversight of regulatory matters as well as the financial reporting and accounting policy for the Fidelity funds. He also serves as Deputy Treasurer of the Fidelity Equity and High Income Funds. Previously, as Vice President, Mr. Brown led oversight of the Fidelity funds’ financial reporting, fund service providers, including custodian banks, and engagement with the funds’ independent registered public accounting firms. Prior to joining Fidelity in January 2013, Mr. Brown was an Assistant Treasurer with Sun Capital Advisors Trust and an Assistant Vice President with J.P. Morgan Fund Services.

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

Item 14. Principal Accounting Fees and Services.

Fees for services performed by PricewaterhouseCoopers LLP (“PwC”) for the year ended December 31, 2025 and 2024 were as follows:

	Year ended December 31, 2025	Year ended December 31, 2024
Audit Fees	$118,700	$105,700
Audit-Related Fees	—	—
Tax Fees	1,000	—
All Other Fees	—	—
Total:	$119,700	$105,700

Audit Fees for the years ended December 31, 2025 and 2024, associated with the annual audit and quarterly reports of the Trust’s financial statements and services that are normally provided in connection with statutory and regulatory filings.

Tax Fees for the year ended December 31, 2025 consist of all services performed by professional staff in the independent registered public accountant’s tax division except those services related to the audits.

Approval of Independent Registered Public Accounting Firm Services and Fees

The Sponsor approved all of the services provided by PwC described above. The Sponsor pre-approves all audit and allowed non‑audit services of the Trust’s independent registered public accounting firm, including all engagement fees and terms.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1)
For a list of the financial statements included herein, see Index to the Financial Statements on page [65] of this Annual Report on Form 10-K, incorporated into this Item by reference.
(2)
Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the financial statements or the notes thereto.
(3)
Exhibits:

Exhibit Number	Description

3.1**	Certificate of Trust, incorporated by reference to Exhibit 3.3 of the Trust’s Registration Statement on Form S-1 (File No. 333-254652) filed on December 8, 2023.

3.2**	Certificate of Amendment to Certificate of Trust, incorporated by reference to Exhibit 3.4 of the Trust’s Registration Statement on Form S-1 (File No. 333-254652) filed on December 8, 2023.

4.1**	Second Amended and Restated Trust Agreement, incorporated by reference to Exhibit 3.1 of the Trust’s Registration Statement on Form S-1 (File No. 333-254652) filed on December 29, 2023.

4.2**	Third Amended and Restated Trust Agreement, incorporated by reference to Exhibit 4.1 of the Trust’s Registration Statement on Form S-3 (File No. 333-287548) filed on July 21, 2025.

4.3**

Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, incorporated by reference to Exhibit 4.2 of the Trust’s Annual Report on Form 10-K (File No. 001-41904) filed on March 21, 2024.

10.1**	Form of Initial Authorized Participant Agreement, incorporated by reference to Exhibit 10.1 of the Trust’s Registration Statement on Form S-1 (File No. 333-254652) filed on December 29, 2023.

10.2**	Amended and Restated Form of Initial Authorized Participant, incorporated by reference to Exhibit 10.1 of the Trust’s Registration Statement on Form S-3 (File No. 333-287548) filed on July 21, 2025.

10.3**	Distribution Agreement, incorporated by reference to Exhibit 10.2 of the Trust’s Registration Statement on Form S-1 (File No. 333-254652) filed on January 8, 2024.

10.4**	Custodial Services Agreement, incorporated by reference to Exhibit 10.3 of the Trust’s Registration Statement on Form S-1 (File No. 333-254652) filed on January 8, 2024.

10.5**	Administration Agreement, incorporated by reference to Exhibit 10.4 of the Trust’s Registration Statement on Form S-1 (File No. 333-254652) filed on January 8, 2024.

10.6**	Transfer Agency Agreement, incorporated by reference to Exhibit 10.5 of the Trust’s Registration Statement on Form S-1 (File No. 333-254652) filed on January 8, 2024.

10.7**	Sponsor Agreement, incorporated by reference to Exhibit 10.6 of the Trust’s Registration Statement on Form S-1 (File No. 333-254652) filed on December 29, 2023.

10.8**	Custodian Agreement, incorporated by reference to Exhibit 10.7 of the Trust’s Registration Statement on Form S-1 (File No. 333-254652) filed on December 29, 2023.

10.9**	BitGo Custodial Services Agreement, incorporated by reference to Exhibit 10.9 on Form 8-K (File No. 001-41904 ) filed on February 5, 2026.

10.10**	Accession Agreement, incorporated by reference to Exhibit 10.8 of the Trust’s Registration Statement on Form S-1 (File No. 333-254652) filed on January 8, 2024.

14.1*	Fidelity Digital Asset Management Funds’ Code of Ethics for Principal Executive Officer and Principal Financial Officer.

23.1*	Consent of Independent Registered Accounting Firm.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Principal Financial and Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Fidelity Wise Origin Bitcoin Fund Compensation Recovery Policy.

Exhibit Number	Description
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Previously filed.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned in the capacities* indicated, thereunto duly authorized.

FIDELITY WISE ORIGIN BITCOIN FUND

Date: February 25, 2026	By:	/s/ Cynthia Lo Bessette
	Name:	Cynthia Lo Bessette
	Title:	President (Principal Executive Officer)

FIDELITY WISE ORIGIN BITCOIN FUND

Date: February 25, 2026	By:	/s/ Craig Brown
	Name:	Craig Brown
	Title:	Treasurer (Principal Financial and Accounting Officer)

* The registrant is a trust and the persons are signing in their capacities as officers of FD Funds Management LLC, the Sponsor of the registrant.

1.9912504.102

WOB-10K-0226