Form 10-Q
period 2026-06-30
Fidelity Wise Origin Bitcoin Fund
filed 2026-08-06
CIK 1852317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The registrant had 197,403,476 outstanding shares as of July 31, 2026

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Fidelity Wise Origin Bitcoin Fund

Statements of Assets and Liabilities

(unaudited)

(Amounts in 000’s of US$, except for share and per share data)	June 30, 2026	December 31, 2025
Assets
Investment in bitcoin, at fair value (cost $9,748,371 and $11,375,981 as of June 30, 2026 and December 31, 2025, respectively)	$10,306,297	$17,639,927
Receivables from sales of bitcoin	10,196	66,584
Total Assets	10,316,493	17,706,511
Liabilities
Payable for capital shares redeemed	10,196	66,584
Sponsor fee payable	2,194	3,673
Total Liabilities	12,390	70,257
Commitments and Contingencies (Note 6)
Net Assets
Shares, no par value (unlimited shares authorized) 200,328,476 and 231,403,476 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Paid-in-capital	10,293,258	12,279,178
Total distributable earnings (loss)	10,845	5,357,076
Total Net Assets	$10,304,103	$17,636,254
Net Asset Value per share (200,328,476 and 231,403,476 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively)	$51.44	$76.21

Values shown as $— in the Statements of Assets and Liabilities may reflect amounts less than $500.

The accompanying notes are an integral part of these financial statements

Fidelity Wise Origin Bitcoin Fund

Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in 000’s of US$)	2026	2025	2026	2025
Investment Income:
Investment income	$—	$—	$—	$—
Expenses:
Sponsor fee	8,036	12,633	16,739	24,104
Net Investment Income (Loss)	(8,036)	(12,633)	(16,739)	(24,104)
Net Realized and Change in Unrealized Gain (Loss) from:
Net realized gain (loss) on investment in bitcoin sold for redemptions	(68,471)	2,432	(168,981)	(235,837)
Net realized gain (loss) on investment in bitcoin distributed for redemptions	340,303	—	545,501	—
Net realized gain (loss) on investment in bitcoin transferred to pay the Sponsor fee	(77)	255	8	(1,037)
Net change in unrealized appreciation (depreciation) on investment in bitcoin	(1,872,058)	4,768,168	(5,706,020)	2,778,903
Net Realized and Change in Unrealized Gain (Loss) on Investment in Bitcoin	(1,600,303)	4,770,855	(5,329,492)	2,542,029
Net Increase (Decrease) in Net Assets Resulting from Operations	$(1,608,339)	$4,758,222	$(5,346,231)	$2,517,925

Values shown as $— in the Statements of Operations may reflect amounts less than $500.

The accompanying notes are an integral part of these financial statements

Fidelity Wise Origin Bitcoin Fund

Statements of Changes in Net Assets
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in 000’s of US$, except for shares)	2026	2025	2026	2025
Net Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$(8,036)	$(12,633)	$(16,739)	$(24,104)
Net realized gain (loss) on investment in bitcoin sold for redemptions	(68,471)	2,432	(168,981)	(235,837)
Net realized gain (loss) on investment in bitcoin distributed for redemptions	340,303	—	545,501	—
Net realized gain (loss) on investment in bitcoin transferred to pay the Sponsor fee	(77)	255	8	(1,037)
Net change in unrealized appreciation (depreciation) on investment in bitcoin	(1,872,058)	4,768,168	(5,706,020)	2,778,903
Net Increase (Decrease) in Net Assets Resulting from Operations	(1,608,339)	4,758,222	(5,346,231)	2,517,925
Capital Share Transactions:
Shares issued	1,343,782	2,458,119	3,338,248	5,165,180
Shares redeemed	(2,246,890)	(1,965,381)	(5,324,168)	(4,913,185)
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	(903,108)	492,738	(1,985,920)	251,995
Total Increase (Decrease) in Net Assets	(2,511,447)	5,250,960	(7,332,151)	2,769,920
Net Assets, beginning of period	12,815,550	16,333,350	17,636,254	18,814,390
Net Assets, End of Period	$10,304,103	$21,584,310	$10,304,103	$21,584,310
Changes in Shares Outstanding:
Shares outstanding, beginning of period	216,003,476	225,528,476	231,403,476	230,678,476
Shares issued	20,750,000	27,975,000	49,450,000	59,575,000
Shares redeemed	(36,425,000)	(22,775,000)	(80,525,000)	(59,525,000)
Net Increase (Decrease) in Shares	(15,675,000)	5,200,000	(31,075,000)	50,000
Shares Outstanding, End of Period	200,328,476	230,728,476	200,328,476	230,728,476

Values shown as $— in the Statements of Changes in Net Assets may reflect amounts less than $500.

The accompanying notes are an integral part of these financial statements

Fidelity Wise Origin Bitcoin Fund

Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
(Amounts in 000’s of US$)	2026	2025
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(5,346,231)	$2,517,925
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Payments for purchases of bitcoin	(2,415,891)	(5,085,941)
Proceeds from bitcoin sold	4,077,839	4,797,112
Net realized (gain) loss on investment in bitcoin sold for redemptions	168,981	235,837
Net realized (gain) loss on investment in bitcoin distributed for redemptions	(545,501)	—
Net realized (gain) loss on investment in bitcoin transferred to pay the Sponsor fee	(8)	1,037
Net change in unrealized (appreciation) depreciation on investment in bitcoin	5,706,020	(2,778,903)
Transfer of bitcoin to pay the Sponsor fee	18,218	23,641
Increase (decrease) in Sponsor fee payable	(1,479)	463
Net Cash Provided by (Used in) Operating Activities	1,661,948	(288,829)
Cash Flows from Financing Activities:
Proceeds from issuance of capital shares	2,415,891	5,085,941
Cash paid for redemption of capital shares	(4,077,839)	(4,797,112)
Net Cash Provided by (Used in) Financing Activities	(1,661,948)	288,829
Cash
Net increase (decrease) in cash	—	—
Cash, beginning of the period	—	—
Cash, End of the Period	$—	$—

Supplemental Information and Non-Cash Financing Activities
Bitcoin received for the issuance of capital shares	$914,936	$—
Bitcoin distributed for the redemption of capital shares	$1,295,296	$—

Values shown as $— in the Statements of Cash Flows may reflect amounts less than $500.

The accompanying notes are an integral part of these financial statements

Fidelity Wise Origin Bitcoin Fund

Schedules of Investment

(unaudited)

June 30, 2026

(Amounts in 000’s of US$, except for quantity of bitcoin and percentages)
Investments (a)	Quantity of Bitcoin	Cost	Fair Value	Percentage of Net Assets
Investment in bitcoin
Global
Bitcoin	174,383	$9,748,371	$10,306,297
Total Investment in bitcoin		9,748,371	10,306,297	100.02%
Other Assets Less Liabilities			(2,194)	(0.02)%
Total Net Assets			$10,304,103	100.00%
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

Investment Valuation

Due to the Trust’s classification as an investment company, investments in bitcoin are recorded on the financial statements at their estimated fair value in accordance with ASC Topic 820, Fair Value Measurement (“ASC 820”). ASC 820 requires the determination of the Trust’s principal market or, in the absence of a principal market, the most advantageous market (principal market) and the assumption that bitcoin is sold in their principal market. The Trust determines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants using the principal market on the measurement date and, therefore, the principal market used must be accessible to the Trust on that date. The Trust determines its principal market price for GAAP reporting and utilizes an exchange-traded price from that principal market as of 11:59:59 p.m., Eastern time (“EST”), on the financial statement measurement date.

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

Investment Transactions and Related Investment Income

The Trust records investment transactions in bitcoin on a trade date basis. For financial reporting purposes, the Trust’s investment holdings and Paid-In-Capital include trades executed through the end of the last business day of the period. The Trust’s purchases are recorded at cost, including transaction fees, and are subsequently fair valued in accordance with the Trust’s fair valuation policy. Changes in fair value are reflected as the net change in unrealized appreciation (depreciation) on investment in bitcoin. Realized gains and losses are determined on the basis of identified cost and reflected as net realized gain (loss) on investment in bitcoin sold for redemptions, net realized gain (loss) on investment in bitcoin distributed for redemptions and net realized gain (loss) on investment in bitcoin transferred to pay the Sponsor fee.

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

The Sponsor evaluates tax positions taken or expected to be taken in the course of its tax treatment, and its tax reporting to its shareholders, of these positions to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of June 30, 2026, the 2025, 2024 and 2023 tax years remain open for examination. There were no examinations in progress at period end.

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

Note 4: Fair Value Measurement

The Trust’s assets recorded at fair value have been categorized based upon a fair value hierarchy as described in the Trust’s significant accounting policies in Note 2. The following table presents information about the Trust’s assets measured at fair value as of June 30, 2026 and December 31, 2025:

	June 30, 2026
(Amounts are in 000’s)	Level 1	Level 2	Level 3	Total
Investment in bitcoin	$10,306,297	$—	$—	$10,306,297
Total Investments	$10,306,297	$—	$—	$10,306,297

	December 31, 2025
(Amounts are in 000’s)	Level 1	Level 2	Level 3	Total
Investment in bitcoin	$17,639,927	$—	$—	$17,639,927
Total Investments	$17,639,927	$—	$—	$17,639,927

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

Note 8: Financial Highlights

The Trust is presenting the following financial highlights related to investment performance and operations of a Share outstanding for the six months ended June 30, 2026 and 2025. The total return, at net asset value is based on the change in NAV of a Share during the period and the total return, at market value is based on the change in market value of a Share on the Exchange during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Six Months Ended June 30,
	2026	2025
Per Share Activity
Net Asset Value, beginning of period	$76.21	$81.56
Net investment income (loss) (1)	(0.08)	(0.10)
Net realized and change in unrealized gain (loss)	(24.69)	12.09
Net increase (decrease) in net assets resulting from operations	(24.77)	11.99
Net Asset Value, end of period	$51.44	$93.55
Market Value per Share, beginning of period	76.23	81.58
Market Value per Share, end of period	$51.05	$93.99
Total Return, at Net Asset Value (2)	(32.51)%	14.70%
Total Return, at Market Value (2)	(33.03)%	15.21%
Ratios to Average Net Assets
Net investment income (loss) (3)	(0.24)%	(0.25)%
Expenses (3)	0.24%	0.25%
(1)
Based on average shares outstanding during the period.
(2)
Percentages are not annualized.
(3)
Percentages are annualized.

Note 9: Subsequent Events

In preparation of the financial statements, management has evaluated the events and transactions subsequent to June 30, 2026, and determined that there are no subsequent events or transactions that would require adjustments to or disclosures in the Trust’s financial statements.

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

The Trust is passively managed and does not pursue active management investment strategies, utilize leverage, invest in derivatives, or loan or pledge its assets in seeking to meet its investment objective. The Sponsor believes that the Shares are designed to provide investors with a cost-effective and convenient way to invest in bitcoin without purchasing, holding and trading bitcoin directly. The Trust sells and redeems Shares only with Authorized Participants in exchange for bitcoin or cash and only in blocks of 25,000 Shares (a "Basket").

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

Results of Operations

The Quarter Ended June 30, 2026

The Trust’s net assets decreased from approximately $12.8 billion as of March 31, 2026 to $10.3 billion as of June 30, 2026. The change in the Trust’s net assets primarily resulted from a decrease in outstanding Shares, which decreased from 216,003,476 as of March 31, 2026 to 200,328,476 as of June 30, 2026. This was as a result of 20,750,000 Shares (830 Baskets) being created and 36,425,000 Shares (1,457 Baskets) being redeemed during the three months ended June 30, 2026, coupled with a decrease in the price of bitcoin, which decreased 13.25% from $68,129.64 as of March 31, 2026 to $59,101.49 as of June 30, 2026.

The NAV per Share decreased 13.30% from $59.33 as of March 31, 2026 to $51.44 as of June 30, 2026. The Trust’s NAV per Share decreased 13.70% from $59.07 as of March 31, 2026, to $50.98 as of June 30, 2026.

The Trust’s NAV per Share of $71.33 at May 11, 2026, was the highest during the three months ended June 30, 2026, compared with a low of $50.98 at June 30, 2026.

The quantity of bitcoin owned by the Trust and held by the bitcoin custodian decreased from 188,144 as of March 31, 2026 to 174,383 on June 30, 2026. The decrease in quantity resulted from bitcoin transferred to pay the Sponsor fee and redemptions of Shares during the quarter, which corresponded to sales of bitcoin exceeding bitcoin purchased using proceeds from issuances of Shares.

The net decrease in net assets resulting from operations for the three months ended June 30, 2026, was $1.6 billion, primarily resulting from a net change in unrealized depreciation on investment in bitcoin of $1.9 billion and a net realized loss of $0.1 billion from the sale of the investment in bitcoin for the redemption of Shares, partially offset by a net realized gain of $0.3 billion from the distribution of the investment in bitcoin for the redemption of Shares.

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

The Trust’s NAV per Share increased 29.66% from $72.36 as of March 31, 2025, to $93.83 as of June 30, 2025.

The Trust’s NAV per Share of $97.32 at May 22, 2025, was the highest during the three months ended June 30, 2025, compared with a low of $66.97 at April 8, 2025.

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

The Six Months Ended June 30, 2026

The Trust’s net assets decreased from approximately $17.6 billion as of December 31, 2025 to $10.3 billion as of June 30, 2026. The change in the Trust’s net assets resulted from a decrease in outstanding Shares, which decreased from 231,403,476 as of December 31, 2025 to 200,328,476 as of June 30, 2026. This was as a result of 49,450,000 Shares (1,978 Baskets) being created and (80,525,000) Shares (3,221 Baskets) being redeemed during the six months ended June 30, 2026, coupled with a decrease in the price of bitcoin, which decreased 32.43% from $87,463.03 as of December 31, 2025 to $59,101.49 as of June 30, 2026.

The NAV per Share decreased 32.50% from $76.21 as of December 31, 2025, to $51.44 as of June 30, 2026.

The Trust’s NAV per Share decreased 33.01% from $76.10 as of December 31, 2025, to $50.98 as of June 30, 2026.

The Trust’s NAV per Share of $85.01 at January 14, 2026, was the highest during the six months ended June 30, 2026, compared with a low of $50.98 at June 30, 2026.

The quantity of bitcoin owned by the Trust and held by the bitcoin custodian decreased from 201,684 as of December 31, 2025 to 174,383 on June 30, 2026. The decrease in quantity resulted from bitcoin transferred to pay the Sponsor fee and redemptions of Shares during the quarter, which corresponded to sales of bitcoin exceeding bitcoin purchased using proceeds from issuances of Shares.

The net decrease in net assets resulting from operations for the six months ended June 30, 2026, was $5.3 billion, primarily resulting from a net change in unrealized depreciation on investment in bitcoin of $5.7 billion and a net realized loss of approximately $0.2 billion from the sale of the investment in bitcoin for the redemption of Shares, partially offset by a net realized gain of $0.5 billion from the distribution of the investment in bitcoin for the redemption of Shares.

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

The Trust’s NAV per Share increased 14.70% from $81.80 as of December 31, 2024, to $93.83 as of June 30, 2025.

The Trust’s NAV per Share of $97.32 at May 22, 2025, was the highest during the six months ended June 30, 2025, compared with a low of $66.97 at April 8, 2025.

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

Sponsor Fee payments made to the Sponsor are calculated as a fixed percentage of 0.25% of the Trust’s Bitcoin Holdings. As such, the Sponsor cannot anticipate the payment amounts that will be required under these arrangements for future periods as the Trust’s Bitcoin Holdings are not known until a future date.

Selected Operating Data

June 30, 2026
Price of bitcoin on principal market (1)	$59,101.49
Index price (2)	$58,579.39

June 30, 2026
NAV per Share (3)	$51.44
Adjustment to NAV per Share	$(0.46)
Trust’s NAV per Share (4)	$50.98
(1)
The Trust performed an assessment of the principal market at 11:59:59 p.m., EST, on June 30, 2026.
(2)
Index Price as represented by the Index as of 4:00 p.m., EST, on the last business day of the period. The bitcoin spot markets included in the Index as of the last business day of the period were Bitstamp, Coinbase, Crypto.com, Gemini, Kraken, and LMAX Digital.
(3)
The NAV per Share was calculated using the fair value of bitcoin based on the principal market price at 11:59:59 p.m., EST, on June 30, 2026.
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

As of 4:00 p.m., EST, on the last business day of the three months ended June 30, 2026, the Trust’s total value of bitcoin based on the Index Price (non-GAAP methodology) was $10,215,251,308, a difference of $91,045,378 to the GAAP value, which was $10,306,296,686, and the total market value of the Trust’s bitcoin based on the price of bitcoin at 4:00 p.m., EST, in the principal market (non-GAAP methodology) was $10,239,166,196, a difference of $67,130,490 to the GAAP value, which was $10,306,296,686.

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

As of 4:00 p.m., EST, on the last business day of the year ended December 31, 2025, the Trust’s total value of bitcoin based on the Index Price (non-GAAP methodology) was $17,612,442,661, a difference of $27,483,529 to the GAAP value, which was $17,639,926,190, and the total market value of the Trust’s bitcoin based on the price of bitcoin at 4:00 p.m., EST, in the principal market (non-GAAP methodology) was $17,656,256,573, a difference of $16,330,383 to the GAAP value, which was $17,639,926,190.

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

The following chart illustrates the movement in the Index Price, the principal market price, and the Trust’s NAV per Share during the six months ended June 30, 2026.

Movement in Index Price, Principal Market Price, and Trust's NAV per Share
10%
0%
-10%
-20%
-30%
-40%
January 2026
February 2026
March 2026
April 2026
May 2026
June 2026
Index Price
Price of bitcoin on principal market
Trust's NAV per Share

During the six months ended June 30, 2026, the Index Price has ranged from $58,579.39 on June 30, 2026, to $97,568.00 on January 14, 2026. The Sponsor has not observed a material difference between the Index Price and average prices from the constituent bitcoin spot markets individually or as a group.

During the six months ended June 30, 2026, the 11:59:59 p.m. EST market price of bitcoin, as reported on the Trust’s principal market, has ranged from $59,101.49 on June 30, 2026, to $96,313.99 on January 14, 2026.

Shares trade in the secondary market on the Exchange. Shares may trade in the secondary market at prices that are lower or higher relative to the Trust’s NAV per Share. The amount of the discount or premium in the trading price relative to the Trust’s NAV per Share may be influenced by various factors, including the number of Shareholders who seek to purchase or sell Shares in the secondary market and the liquidity of bitcoin. The following chart sets out the historical closing prices for the Shares as reported by the Exchange and the Trust’s NAV per Share during the six months ended June 30, 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a)
Not applicable.
b)
Not applicable.
c)
The Trust does not purchase Shares directly from its shareholders. The following table summarizes the redemptions by Authorized Participants during the three months ended June 30, 2026:

Title of Securities Registered*	Date	Total Number of Shares Redeemed	Average Price Per Share
Fidelity® Wise Origin® Bitcoin Fund
Shares
	4/1/2026 to 4/30/2026	11,900,000	$63.81
	5/1/2026 to 5/31/2026	12,025,000	$68.28
	6/1/2026 to 6/30/2026	12,500,000	$53.32

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

FIDELITY WISE ORIGIN BITCOIN FUND

Date: August 6, 2026	By:	/s/ Cynthia Lo Bessette
	Name:	Cynthia Lo Bessette
	Title:	President (Principal Executive Officer)

FIDELITY WISE ORIGIN BITCOIN FUND

Date: August 6, 2026	By:	/s/ Craig Brown
	Name:	Craig Brown
	Title:	Treasurer (Principal Financial and Accounting Officer)

* The registrant is a trust and the persons are signing in their capacities as officers of FD Funds Management LLC, the Sponsor of the registrant.

1.9912506.103

WOB-10Q2-0826