Form 10-Q
period 2026-09-30
Fidelity Wise Origin Bitcoin Fund
filed 2026-11-06
CIK 1852317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The registrant had 199,703,476 outstanding shares as of November 2, 2026

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Fidelity Wise Origin Bitcoin Fund

Statements of Assets and Liabilities

(unaudited)

(Amounts in 000’s of US$, except for share and per share data)	September 30, 2026	December 31, 2025
Assets
Investment in bitcoin, at fair value (cost $10,681,527 and $11,375,981 as of September 30, 2026 and December 31, 2025, respectively)	$15,330,573	$17,639,927
Receivables from sales of bitcoin	131,042	66,584
Receivables from issuance of capital shares	5,460	—
Total Assets	15,467,075	17,706,511
Liabilities
Payable for purchases of bitcoin	5,460	—
Payable for capital shares redeemed	131,042	66,584
Sponsor fee payable	3,097	3,673
Total Liabilities	139,599	70,257
Commitments and Contingencies (Note 6)
Net Assets
Shares, no par value (unlimited shares authorized) 210,553,476 and 231,403,476 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Paid-in-capital	11,091,480	12,279,178
Total distributable earnings (loss)	4,235,996	5,357,076
Total Net Assets	$15,327,476	$17,636,254
Net Asset Value per share (210,553,476 and 231,403,476 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively)	$72.80	$76.21

Values shown as $— in the Statements of Assets and Liabilities may reflect amounts less than $500.

The accompanying notes are an integral part of these financial statements

Fidelity Wise Origin Bitcoin Fund

Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in 000’s of US$)	2026	2025	2026	2025
Investment Income:
Investment income	$—	$—	$—	$—
Expenses:
Sponsor fee	8,215	14,379	24,954	38,483
Net Investment Income (Loss)	(8,215)	(14,379)	(24,954)	(38,483)
Net Realized and Change in Unrealized Gain (Loss) from:
Net realized gain (loss) on investment in bitcoin sold for redemptions	(46,575)	(11,047)	(215,556)	(246,884)
Net realized gain (loss) on investment in bitcoin distributed for redemptions	189,900	—	735,401	—
Net realized gain (loss) on investment in bitcoin transferred to pay the Sponsor fee	(1,079)	(69)	(1,071)	(1,106)
Net change in unrealized appreciation (depreciation) on investment in bitcoin	4,091,120	1,397,267	(1,614,900)	4,176,170
Net Realized and Change in Unrealized Gain (Loss) on Investment in Bitcoin	4,233,366	1,386,151	(1,096,126)	3,928,180
Net Increase (Decrease) in Net Assets Resulting from Operations	$4,225,151	$1,371,772	$(1,121,080)	$3,889,697

Values shown as $— in the Statements of Operations may reflect amounts less than $500.

The accompanying notes are an integral part of these financial statements

Fidelity Wise Origin Bitcoin Fund

Statements of Changes in Net Assets
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in 000’s of US$, except for shares)	2026	2025	2026	2025
Net Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$(8,215)	$(14,379)	$(24,954)	$(38,483)
Net realized gain (loss) on investment in bitcoin sold for redemptions	(46,575)	(11,047)	(215,556)	(246,884)
Net realized gain (loss) on investment in bitcoin distributed for redemptions	189,900	—	735,401	—
Net realized gain (loss) on investment in bitcoin transferred to pay the Sponsor fee	(1,079)	(69)	(1,071)	(1,106)
Net change in unrealized appreciation (depreciation) on investment in bitcoin	4,091,120	1,397,267	(1,614,900)	4,176,170
Net Increase (Decrease) in Net Assets Resulting from Operations	4,225,151	1,371,772	(1,121,080)	3,889,697
Capital Share Transactions:
Shares issued	2,251,037	2,959,997	5,589,285	8,125,177
Shares redeemed	(1,452,815)	(2,642,900)	(6,776,983)	(7,556,085)
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	798,222	317,097	(1,187,698)	569,092
Total Increase (Decrease) in Net Assets	5,023,373	1,688,869	(2,308,778)	4,458,789
Net Assets, beginning of period	10,304,103	21,584,310	17,636,254	18,814,390
Net Assets, End of Period	$15,327,476	$23,273,179	$15,327,476	$23,273,179
Changes in Shares Outstanding:
Shares outstanding, beginning of period	200,328,476	230,728,476	231,403,476	230,678,476
Shares issued	34,125,000	29,825,000	83,575,000	89,400,000
Shares redeemed	(23,900,000)	(26,875,000)	(104,425,000)	(86,400,000)
Net Increase (Decrease) in Shares	10,225,000	2,950,000	(20,850,000)	3,000,000
Shares Outstanding, End of Period	210,553,476	233,678,476	210,553,476	233,678,476

Values shown as $— in the Statements of Changes in Net Assets may reflect amounts less than $500.

The accompanying notes are an integral part of these financial statements

Fidelity Wise Origin Bitcoin Fund

Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
(Amounts in 000’s of US$)	2026	2025
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(1,121,080)	$3,889,697
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Payments for purchases of bitcoin	(3,883,281)	(7,869,555)
Proceeds from bitcoin sold	4,885,546	7,323,390
Net realized (gain) loss on investment in bitcoin sold for redemptions	215,556	246,884
Net realized (gain) loss on investment in bitcoin distributed for redemptions	(735,401)	—
Net realized (gain) loss on investment in bitcoin transferred to pay the Sponsor fee	1,071	1,106
Net change in unrealized (appreciation) depreciation on investment in bitcoin	1,614,900	(4,176,170)
Transfer of bitcoin to pay the Sponsor fee	25,530	37,618
Increase (decrease) in Sponsor fee payable	(576)	865
Net Cash Provided by (Used in) Operating Activities	1,002,265	(546,165)
Cash Flows from Financing Activities:
Proceeds from issuance of capital shares	3,883,281	7,869,555
Cash paid for redemption of capital shares	(4,885,546)	(7,323,390)
Net Cash Provided by (Used in) Financing Activities	(1,002,265)	546,165
Cash
Net increase (decrease) in cash	—	—
Cash, beginning of the period	—	—
Cash, End of the Period	$—	$—

Supplemental Information and Non-Cash Financing Activities
Bitcoin received for the issuance of capital shares	$1,693,122	$5,037
Bitcoin distributed for the redemption of capital shares	$1,819,557	$—

Values shown as $— in the Statements of Cash Flows may reflect amounts less than $500.

The accompanying notes are an integral part of these financial statements

Fidelity Wise Origin Bitcoin Fund

Schedules of Investment

(unaudited)

September 30, 2026

(Amounts in 000’s of US$, except for quantity of bitcoin and percentages)
Investments (a)	Quantity of Bitcoin	Cost	Fair Value	Percentage of Net Assets
Investment in bitcoin
Global
Bitcoin	183,167	$10,681,527	$15,330,573
Total Investment in bitcoin		10,681,527	15,330,573	100.02%
Other Assets Less Liabilities			(3,097)	(0.02)%
Total Net Assets			$15,327,476	100.00%
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

The accompanying notes are an integral part of these financial statements

Fidelity Wise Origin Bitcoin Fund

Notes to the Financial Statements

Note 1: Organization

Fidelity Wise Origin Bitcoin Fund (the “Trust”) is a Delaware Statutory Trust that was formed on March 17, 2021 pursuant to the Delaware Statutory Trust Act. The Trust issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of the Trust. The Trust’s investment objective is to seek to track the performance of bitcoin, as measured by the performance of the Fidelity Bitcoin Reference Rate (the “Index”), adjusted for the Trust’s expenses and other liabilities. The Index is designed to reflect the performance of bitcoin in United States (“US”) dollars. The Trust is sponsored by FD Funds Management LLC (the “Sponsor”), a wholly-owned subsidiary of FMR LLC. CSC Delaware Trust Company is the trustee of the Trust (the “Trustee”). The Trust operates pursuant to a Trust Agreement, as amended and/or restated from time to time (the “Trust Agreement”). On January 11, 2024, the Trust commenced operations and Shares commenced trading on Cboe BZX Exchange, Inc. (the “Exchange”).

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

Bitcoin Assets

Bitcoin is a type of digital asset based on an open-source cryptographic protocol existing on a Bitcoin network. Digital assets are defined broadly as digital records that are made using cryptography for verification and security purposes, on a distributed ledger and may be characterized by their ability to be used as a medium of exchange, a representation to provide or access goods or services, or as a financing vehicle, such as a security. The Trust identifies bitcoin as an “other investment” in accordance with ASC 946.

Investment Valuation

Due to the Trust’s classification as an investment company, investments in bitcoin are recorded on the financial statements at their estimated fair value in accordance with ASC Topic 820, Fair Value Measurement (“ASC 820”). ASC 820 requires the determination of the Trust’s principal market or, in the absence of a principal market, the most advantageous market (principal market) and the assumption that bitcoin is sold in its principal market. The Trust determines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants using the principal market on the measurement date and, therefore, the principal market used must be accessible to the Trust on that date. The Trust determines its principal market price for GAAP reporting and utilizes an exchange-traded price from that principal market as of 11:59:59 p.m., Eastern time (“EST”), on the financial statement measurement date.

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

The Sponsor evaluates tax positions taken or expected to be taken in the course of its tax treatment, and its tax reporting to its shareholders, of these positions to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of September 30, 2026, the 2025, 2024 and 2023 tax years remain open for examination. There were no examinations in progress at period end.

Expenses

Expenses are recorded as incurred. Expense estimates are accrued in the period to which they relate. Expenses included in the accompanying financial statements reflect the expenses of the Trust and do not include any expenses paid by the Sponsor or related entities outside of the Trust.

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

Note 4: Fair Value Measurement

The Trust’s assets recorded at fair value have been categorized based upon a fair value hierarchy as described in the Trust’s significant accounting policies in Note 2. The following table presents information about the Trust’s assets measured at fair value as of September 30, 2026 and December 31, 2025:

	September 30, 2026
(Amounts are in 000’s)	Level 1	Level 2	Level 3	Total
Investment in bitcoin	$15,330,573	$—	$—	$15,330,573
Total Investments	$15,330,573	$—	$—	$15,330,573

	December 31, 2025
(Amounts are in 000’s)	Level 1	Level 2	Level 3	Total
Investment in bitcoin	$17,639,927	$—	$—	$17,639,927
Total Investments	$17,639,927	$—	$—	$17,639,927

Geographic location for all investments is detailed in the accompanying Schedules of Investment.

Note 5: Capital

The Trust is an exchange-traded product. The Trust continuously offers Baskets consisting of Shares to Authorized Participants. The number of outstanding Shares is expected to increase and decrease from time to time as a result of the issuance and redemption of Baskets. The issuance and redemption of Baskets require the delivery to the Trust or the distribution by the Trust of the amount of bitcoin or cash represented by the Trust’s NAV of the Baskets being issued or redeemed. The total amount of bitcoin or cash required for the issuance or redemption of Baskets will be based on the combined net assets represented by the number of Baskets being issued or redeemed.

Shares represent fractional undivided beneficial interests in and ownership of the Trust. Shares issued by the Trust are registered in a book entry system and held in the name of Cede & Co. at the facilities of the Depository Trust Company (“DTC”), and one or more global certificates issued by the Trust to DTC evidence the Shares. Shareholders may hold their Shares through DTC if they are direct participants in DTC (“DTC Participants”) or indirectly through entities (such as broker-dealers) that are DTC Participants.

Note 6: Commitments and Contingencies

In the normal course of business, the Trust enters into certain contracts that provide a variety of indemnities, including contracts with the Sponsor and affiliates of the Sponsor, and its officers, directors, employees, subsidiaries and affiliates, as well as others relating to services provided to the Trust. The Trust’s maximum exposure under these and its other indemnities is unknown. However, no liabilities have arisen under these indemnities in the past and, while there can be no assurances in this regard, there is no expectation that any will occur in the future. Therefore, the Sponsor does not consider it necessary to record a liability in this regard. The risk of material loss from such claims is considered remote.

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

Note 8: Financial Highlights

The Trust is presenting the following financial highlights related to investment performance and operations of a Share outstanding for the nine months ended September 30, 2026 and 2025. The total return, at net asset value is based on the change in NAV of a Share during the period and the total return, at market value is based on the change in market value of a Share on the Exchange during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Nine Months Ended September 30,
	2026	2025
Per Share Activity
Net Asset Value, beginning of period	$76.21	$81.56
Net investment income (loss) (1)	(0.12)	(0.17)
Net realized and change in unrealized gain (loss)	(3.29)	18.20
Net increase (decrease) in net assets resulting from operations	(3.41)	18.03
Net Asset Value, end of period	72.80	99.59
Market Value per Share, beginning of period	76.23	81.58
Market Value per Share, end of period	$72.64	$99.81
Total Return, at Net Asset Value (2)	(4.48)%	22.11%
Total Return, at Market Value (2)	(4.71)%	22.35%
Ratios to Average Net Assets
Net investment income (loss) (3)	(0.25)%	(0.25)%
Expenses (3)	0.25%	0.25%
(1)
Based on average shares outstanding during the period.
(2)
Percentages are not annualized.
(3)
Percentages are annualized.

Note 9: Subsequent Events

In preparation of the financial statements, management has evaluated the events and transactions subsequent to September 30, 2026, and determined that there are no subsequent events or transactions that would require adjustments to or disclosures in the Trust’s financial statements.

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

Overview of the Trust

Fidelity Wise Origin Bitcoin Fund (the “Trust”) is an exchange-traded product that issues shares of beneficial interest (the “Shares”) that trade on the Cboe BZX Exchange, Inc. (the “Exchange”). The Trust’s investment objective is to seek to track the performance of bitcoin, as measured by the performance of the Fidelity Bitcoin Reference Rate (the “Index”), adjusted for the Trust’s expenses and other liabilities. The Index is constructed using bitcoin price feeds from eligible bitcoin spot markets and a volume-weighted median price (“VWMP”) methodology, calculated every 15 seconds based on VWMP spot market data over rolling sixty-minute increments. The Index is designed to reflect the performance of bitcoin in U.S. dollars. In seeking to achieve its investment objective, the Trust holds bitcoin and values its Shares daily based on the same methodology used to calculate the Index. The Trust is sponsored by FD Funds Management LLC (the “Sponsor”), a wholly owned subsidiary of FMR LLC. The Trust keeps custody of its bitcoin at an affiliate of the Sponsor, Fidelity Digital Assets, N.A. (formerly Fidelity Digital Asset Services, LLC) (“FDA” or the “Custodian”), a national trust bank that provides custody and trade execution services for digital assets. The Trust has also entered into an agreement with BitGo Bank & Trust, N.A. (the “Additional Custodian”). As of the date of this report, the Trust’s bitcoin is held with the Custodian and the Sponsor has no plans to move any of the Trust’s bitcoin to the Additional Custodian.

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

The Administrator calculates the Trust’s NAV once each Exchange trading day. The Trust’s NAV for a normal trading day is released after 4:00 p.m. Eastern time (“EST”). Trading during the core trading session on the Exchange typically closes at 4:00 p.m. EST. However, the Trust’s NAVs are not officially struck until after 4:00 p.m. EST. The pause after 4:00 p.m. EST provides an opportunity for the Sponsor to algorithmically detect, flag, investigate, and correct unusual pricing should it occur. The Sponsor has established a Valuation and Liquidity Committee to carry out the day-to-day fair valuation responsibilities and has adopted policies and procedures to govern the fair valuation process and the activities of the Valuation and Liquidity Committee. If the Valuation and Liquidity Committee determines in good faith that the Index does not reflect an accurate bitcoin price, then the Valuation and Liquidity Committee instructs the Administrator to employ an alternative method to determine the fair value of the Trust’s assets. In determining an alternative fair value method, the Valuation and Liquidity Committee generally considers such criteria as observable market-based inputs, including market quotations and last sale information from third-party pricing services and/or trading platforms on which bitcoin is traded. The Valuation and Liquidity Committee’s selection of third-party pricing services used considers the qualifications, experience, and history of the pricing services and whether their valuation methodologies and procedures are reasonably designed to produce prices that reflect fair value under the prevailing market conditions.

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

Results of Operations

The Quarter Ended September 30, 2026

The Trust’s net assets increased from approximately $10.3 billion as of June 30, 2026 to $15.3 billion as of September 30, 2026. The change in the Trust’s net assets primarily resulted from an increase in outstanding Shares, which increased from 200,328,476 as of June 30, 2026 to 210,553,476 as of September 30, 2026. This was as a result of 34,125,000 Shares (1,365 Baskets) being created and 23,900,000 Shares (956 Baskets) being redeemed during the three months ended September 30, 2026, coupled with an increase in the price of bitcoin, which increased 41.62% from $59,101.49 as of June 30, 2026 to $83,697.25 as of September 30, 2026.

The NAV per Share increased 41.52% from $51.44 as of June 30, 2026 to $72.80 as of September 30, 2026. The Trust’s NAV per Share increased 42.80% from $50.98 as of June 30, 2026, to $72.80 as of September 30, 2026.

The Trust’s NAV per Share of $75.23 at September 21, 2026, was the highest during the three months ended September 30, 2026, compared with a low of $52.33 at July 1, 2026.

The quantity of bitcoin owned by the Trust and held by the bitcoin custodian increased from 174,383 as of June 30, 2026 to 183,167 on September 30, 2026. The increase in quantity resulted from net proceeds from the issuance of capital shares which corresponded to net purchases of bitcoin.

The net increase in net assets resulting from operations for the three months ended September 30, 2026, was approximately $4.2 billion, primarily resulting from a net change in unrealized appreciation on investment in bitcoin of approximately $4.1 billion.

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

The Nine Months Ended September 30, 2026

The Trust’s net assets decreased from approximately $17.6 billion as of December 31, 2025 to $15.3 billion as of September 30, 2026. The change in the Trust’s net assets resulted from a decrease in outstanding Shares, which decreased from 231,403,476 as of December 31, 2025 to 210,553,476 as of September 30, 2026. This was as a result of 83,575,000 Shares (3,343 Baskets) being created and 104,425,000 Shares (4,177 Baskets) being redeemed during the nine months ended September 30, 2026, coupled with a decrease in the price of bitcoin, which decreased 4.31% from $87,463.03 as of December 31, 2025 to $83,697.25 as of September 30, 2026.

The NAV per Share decreased 4.47% from $76.21 as of December 31, 2025, to $72.80 as of September 30, 2026.

The Trust’s NAV per Share decreased 4.34% from $76.10 as of December 31, 2025, to $72.80 as of September 30, 2026.

The Trust’s NAV per Share of $85.01 at January 14, 2026, was the highest during the nine months ended September 30, 2026, compared with a low of $50.98 at June 30, 2026.

The quantity of bitcoin owned by the Trust and held by the bitcoin custodian decreased from 201,684 as of December 31, 2025 to 183,167 on September 30, 2026. The decrease in quantity resulted from bitcoin transferred to pay the Sponsor fee and redemptions of Shares during the quarter, which corresponded to sales of bitcoin exceeding bitcoin purchased using proceeds from issuances of Shares.

The net decrease in net assets resulting from operations for the nine months ended September 30, 2026, was approximately $1.1 billion, primarily resulting from a net change in unrealized depreciation on investment in bitcoin of approximately $1.6 billion, partially offset by a net realized gain of approximately $0.7 billion from the distribution of the investment in bitcoin for the redemption of Shares.

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

Off Balance Sheet Arrangements and Contractual Obligations

The Trust has not used, nor does it expect to use in the future, special purpose entities to facilitate off balance sheet financing arrangements and has no loan guarantee arrangements or off balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services for the Trust. While the Trust’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Trust’s financial position.

Sponsor Fee payments made to the Sponsor are calculated as a fixed percentage of 0.25% of the Trust’s Bitcoin Holdings. As such, the Sponsor cannot anticipate the payment amounts that will be required under these arrangements for future periods as the Trust’s Bitcoin Holdings are not known until a future date.

Selected Operating Data

September 30, 2026
Price of bitcoin on principal market (1)	$83,697.25
Index price (2)	$83,702.72

September 30, 2026
NAV per Share (3)	$72.80
Adjustment to NAV per Share	$—
Trust’s NAV per Share (4)	$72.80
(1)
The Trust performed an assessment of the principal market at 11:59:59 p.m., EST, on September 30, 2026.
(2)
Index Price as represented by the Index as of 4:00 p.m., EST, on the last business day of the period. The bitcoin spot markets included in the Index as of the last business day of the period were Bitstamp, Coinbase, Crypto.com, Gemini, Kraken, and LMAX Digital.
(3)
The NAV per Share was calculated using the fair value of bitcoin based on the principal market price at 11:59:59 p.m., EST, on September 30, 2026.
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

As of 4:00 p.m., EST, on the last business day of the quarter ended September 30, 2026, the Trust’s total value of bitcoin based on the Index Price (non-GAAP methodology) was $15,331,574,748, a difference of $1,001,923 to the GAAP value, which was $15,330,572,825, and the total market value of the Trust’s bitcoin based on the price of bitcoin at 4:00 p.m., EST, in the principal market (non-GAAP methodology) was $15,304,852,517, a difference of $25,720,308 to the GAAP value, which was $15,330,572,825.

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

The following chart illustrates the movement in the Index Price, the principal market price, and the Trust’s NAV per Share during the nine months ended September 30, 2026.

Movement in Index Price, Principal Market Price, and Trust's NAV per Share

10%
0%
-10%
-20%
-30%
-40%
January 2026
February 2026
March 2026
April 2026
May 2026
June 2026
July 2026
August 2026
September 2026
Index Price
Price of bitcoin on principal market
Trust's NAV per Share

During the nine months ended September 30, 2026, the Index Price has ranged from $58,579.39 on June 30, 2026, to $97,568.00 on January 14, 2026. The Sponsor has not observed a material difference between the Index Price and average prices from the constituent bitcoin spot markets individually or as a group.

During the nine months ended September 30, 2026, the 11:59:59 p.m. EST market price of bitcoin, as reported on the Trust’s principal market, has ranged from $59,101.49 on June 30, 2026, to $96,313.99 on January 14, 2026.

Shares trade in the secondary market on the Exchange. Shares may trade in the secondary market at prices that are lower or higher relative to the Trust’s NAV per Share. The amount of the discount or premium in the trading price relative to the Trust’s NAV per Share may be influenced by various factors, including the number of Shareholders who seek to purchase or sell Shares in the secondary market and the liquidity of bitcoin. The following chart sets out the historical closing prices for the Shares as reported by the Exchange and the Trust’s NAV per Share during the nine months ended September 30, 2026.

Trust's NAV per Share vs. Market Price per Share
$90
$85
$80
$75
$70
$65
$60
$55
$50
January 2026
February 2026
March 2026
April 2026
May 2026
June 2026
July 2026
August 2026
September 2026
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a)
Not applicable.
b)
Not applicable.
c)
The Trust does not purchase Shares directly from its shareholders. The following table summarizes the redemptions by Authorized Participants during the three months ended September 30, 2026:

Title of Securities Registered*	Date	Total Number of Shares Redeemed	Average Price Per Share
Fidelity® Wise Origin® Bitcoin Fund Shares
	7/1/2026 to 7/31/2026	10,325,000	$54.42
	8/1/2026 to 8/31/2026	5,925,000	$62.56
	9/1/2026 to 9/30/2026	7,650,000	$68.02

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

FIDELITY WISE ORIGIN BITCOIN FUND

Date: November 6, 2026	By:	/s/ Cynthia Lo Bessette
	Name:	Cynthia Lo Bessette
	Title:	President (Principal Executive Officer)

FIDELITY WISE ORIGIN BITCOIN FUND

Date: November 6, 2026	By:	/s/ Craig Brown
	Name:	Craig Brown
	Title:	Treasurer (Principal Financial and Accounting Officer)

* The registrant is a trust and the persons are signing in their capacities as officers of FD Funds Management LLC, the Sponsor of the registrant.

1.9912507.103

WOB-10Q3-1126